Form 10-K
period 2022-01-03
TTM TECHNOLOGIES INC
filed 2022-03-01
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2022

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

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 28, 2021, the last business day of the most recently completed second fiscal quarter), was $1,453,790,325. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 23, 2022, there were outstanding 102,765,518 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Irvine, CA

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

General

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically advanced PCBs and backplane assemblies as well as a global designer and manufacturer of high-frequency radio frequency (RF) and microwave components and assemblies. According to a November 2021 report by Prismark Partners, we are one of the largest PCB manufacturers in the world based on 2020 revenue. In 2021, we generated approximately $2.2 billion in net sales and ended the year with approximately 16,100 employees worldwide. We currently operate a total of 24 specialized facilities in North America and China. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers. This one-stop design, engineering and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,600 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive components, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

We report our worldwide operations based on two reportable segments: (1) PCB, which consists of fifteen domestic PCB and sub-system plants; six PCB fabrication plants in China; and one in Canada; and (2) RF&S Components, which consists of one domestic RF component plant and one RF component plant in China. Each segment operates predominantly in the same industries with facilities that produce customized products for our customers and use similar means of product distribution.

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

Products designed to offer faster data transmission, thinner and more lightweight packaging, and reduced power consumption generally require increasingly complex PCBs to meet these criteria. By using advanced technology PCB product solutions such as High Density Interconnect (HDI) and Substrate-like PCB (SLP) technologies, circuit densities can be increased, thereby providing for smaller products with higher packaging densities. Furthermore, rigid-flex circuits can be found in small and lightweight end products and other space-challenged electronics packaging applications across all end markets. Some PCB manufacturers also manufacture high performance substrates that serve as the interconnect between integrated circuits (ICs) and the PCB in many advanced electronic products serving a wide variety of end markets. We collectively refer to all of these technologies as “advanced technologies,” and they generally have growth rates which are higher than conventional technologies. In addition, most of our markets have low volume requirements during the prototype stage that demand a highly flexible manufacturing environment which later transitions to a higher volume requirement during product ramp.

According to estimates in a November 2021 report by Prismark Partners, worldwide demand for PCBs is expected to be $80.0 billion in 2021. Of this worldwide demand for production in 2021, Prismark Partners reports that PCB production in the Americas accounted for approximately 4% (approximately $3.2 billion), PCB production in China accounted for approximately 55% (approximately $43.6 billion), and PCB production in the rest of the world accounted for approximately 41% (approximately $33.2 billion). According to the same report by Prismark Partners, worldwide demand for PCBs is forecast to grow at a 8.1% compound annual growth rate (CAGR) from 2020 to 2025 driven largely by strong electronics systems sales growth and overall average selling price increases. Prismark Partners expects mid-single digit growth in 2022, in line with its long term forecast, despite a stronger than expected 2021. The PCB market in 2021 performed unusually well, driven by the economic recovery as, in general, certain adverse economic effects of the pandemic subsided and pent-up consumer demand resulted in strong consumption.

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

Increasing use of PCB technology in diverse end markets as advanced electronics enable new capabilities. Many end markets that TTM serves have generally seen or otherwise are seeing a renaissance of growth opportunities due to the implementation of sophisticated electronics. In the defense market, solid-state radar systems referred to as active electronic scanned array (AESA) are being adopted in key new defense programs, replacing legacy mechanical systems. In the medical end market, remote diagnostic systems and robotics are seeing increasing adoption. In networking/communications, investments in 5G infrastructure and advanced networking are seeing demand for more advanced PCBs, supporting an ever connected world. Finally, in the automotive market, an increasing trend toward sophisticated safety systems, automated driving, electric/hybrid vehicles, connectivity and miniaturization of electronic devices is driving increasing electronic content and higher PCB usage in automobiles, particularly with regard to the increased demand for advanced technologies like HDI, and RF PCBs for radar and sensor applications.

Supply chain consolidation by commercial OEMs. We believe that PCB manufacturers which can offer one-stop manufacturing capabilities — from prototype to volume production — and integration capabilities have a competitive advantage in the market.

Our Strategy

Our continued goal is to be a leading global provider of time-critical, one-stop manufacturing services for highly complex PCBs, RF components and RF subsystems. Our core strategy includes the following elements:

Provide differentiated capabilities beyond the base PCB by incorporating advanced design-to-specification engineering support, testing, components and specialized assembly into the value-added package provided to customers.   With the acquisition of Anaren in 2018, TTM moved beyond build-to-print manufacturing and assembly capabilities to engage with customers in designing a more complete RF solution to meet their technology needs. As a result of the additional design capabilities that stemmed from the acquisition, TTM provides cost effective, ready for manufacture, enabling technologies to the customer. We continue to build on the Anaren acquisition to deepen our RF engagement with key aerospace and defense customers as well as to carry this same capability to our commercial automotive, telecommunications and networking customers.

Maintain our customer-driven culture and provide superior service to our customers in our core markets of aerospace and defense, automotive, data center computing, medical/industrial/instrumentation, and networking/communications.    Our customer-oriented culture is designed to achieve extraordinary service, competitive differentiation, and superior execution. Our customer-oriented strategies include engaging in co-development of new products, capturing new technology products for next generation equipment, and continuing investments to enhance our broad offering of PCB and RF/microwave technologies. We believe our ability to anticipate and meet customers’ needs is critical to retaining existing customers and attracting leading companies as new customers.

Drive operational efficiency and productivity.    We are highly focused on improving our operational execution to increase efficiency, productivity and yields. We strongly believe in the benefits of sharing best practices across our extensive manufacturing footprint and rely on stringent goals for throughput, quality and customer satisfaction to measure our effectiveness. The fast-paced nature of our business requires a disciplined approach to manufacturing that is rooted in continuous improvement.

Accelerate customer, end-market, and technology diversification through strategic mergers and acquisitions.    We have a history of executing successful acquisitions that have been key to our growth and profitability. We continuously look for strategic opportunities that could facilitate our efforts to further diversify into other growing end markets as well as expand our presence in our existing end markets such as aerospace and defense. We will also look for strategic opportunities that further strengthen our leading-edge technology capabilities. For example, the acquisition of Anaren in 2018 added critical RF engineering, simulation and integration capabilities and the acquisition of certain assets of i3 Electronics, Inc. (i3) in 2019 allowed us to broaden our technology portfolio for high mix, low volume advanced technology PCBs.

Accelerate our expansion into growing markets using our advanced technology as a key point of differentiation.    With rising requirements for faster data transmission, shrinking features (i.e., lightweight and thin), and lower power consumption, many PCB designs have migrated to more complex HDI PCBs from conventional multi-layer PCB technologies. This trend began with PCBs used in portable devices such as smartphones and other mobile devices but has become an increasing trend in other end markets, such as automotive, networking/communications, medical, and aerospace and defense. As our customers consolidate their supply chains, our objective is to differentiate ourselves as a strategic supplier with the technology breadth to meet most, if not all, of our customers’ PCB and RF related requirements.

Address customer needs in all stages of the product life cycle.    By providing a one-stop solution, we work to service our customers’ needs from the earliest stages of product design and development through volume production. We believe that by servicing our customers early in the development process, we are able to demonstrate our capabilities and establish an incumbent position early in the product development cycle, which translates into additional opportunities as our customers move into volume production. We believe our expertise is enhanced by our ability to deliver highly complex PCBs to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products more quickly and reduce their time to market. We believe we will be able to continue to increase customer engagement with customized RF solutions from the concept stage through volume production, which typically results in intensified customer engagement.

Deliver consistently strong financial performance and execute on our balance sheet strategy.    We aspire to deliver industry-leading financial performance. We expect to achieve this by servicing our customers’ needs in higher-growth end markets in a cost-efficient and effective manner. We believe that this strategy will allow us to generate strong cash flows, which will provide us with the financial flexibility for continued growth investments and return of capital to shareholders.

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

Products and Services

We offer a wide range of PCB products, RF components, and backplane/custom assembly solutions, including conventional PCBs, RF and microwave circuits, HDI PCBs, flexible PCBs, rigid-flex PCBs, custom assemblies and system integration, IC substrates, passive RF components, advanced ceramic RF components, hi-reliability multi-chip modules, and beamforming and switching networks. We also offer certain value-added services to support our customers’ needs. These include design-for-manufacturability (DFM), PCB layout design, simulation and testing services, and quick turnaround (QTA) production. For our RF sub-assemblies and components, we provide specialized assembly and RF testing to offer value-added solutions to our customers. By offering this wide range of PCB products, RF components and sub-systems and complementary value-added services, we are able to provide our customers with a “one-stop” manufacturing solution for their PCB and integration requirements. We believe this differentiates us from our competition and enhances our customer relationships.

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

RF and microwave circuits

We design, produce, and test specialized circuits and components used in radio-frequency or microwave emission and collection applications. These products are typically used for radar, transmit/receive antennas and similar wireless applications. Markets for these products include defense, avionics, satellite, and commercial applications including telecommunications, networking and automotive.

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

Manufacturing Technologies

The market for our products is characterized by rapidly evolving technology. The trend in the electronic products industry continues to be to implement and develop means to increase the speed, complexity, and performance of components while reducing their size. We believe our technological capabilities allow us to address the needs of manufacturers to bring complicated electronic products to market faster.

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

Our RF Engineering organization principally designs and manufactures state-of-the-art microwave-based hardware for use in advanced radar systems, advanced jamming systems, missiles and decoys, electronic surveillance systems and satellite and ground-based communication systems. Several core manufacturing technology areas include:

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

Customers and Markets

Our customers include both OEMs and EMS companies that primarily serve the aerospace and defense, automotive, data center computing, medical/industrial/instrumentation, and networking/communications end markets of the electronics industry. Included in the end markets that our OEM and EMS customers serve is the U.S. government. As a result, we are a supplier, primarily as a subcontractor, to the U.S. government.

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

Our China footprint includes facilities from our PCB and RF&S Components reportable segments. We have six PCB fabrication plants located in Hong Kong, Huiyang, Dongguan, Guangzhou, Shanghai and Zhongshan, China; and one RF component plant located in Suzhou, China.

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

Competition

Despite some industry consolidation, the PCB industry remains fragmented and characterized by intense competition. There are several competitive factors our customers consider when choosing their supplier including, but not limited to, technical capabilities, pricing, service, support, reliability, quality production and location. Our principal PCB and substrate competitors include AT&S (Austria Technologie & Systemtechnik Aktiengesellschaft), Chin-Poon Industrial Co., Ltd., Gold Circuit Electronics Ltd., ISU Petasys Co., Ltd., Sanmina Corporation, Shennan Circuits Co., Ltd., Suzhou Dongshan Precision Manufacturing Co., Ltd., Tripod Technology Corporation, Unimicron Technology Corporation, WUS Printed Circuit Co., Ltd., and Zhen Ding Technology Holding Ltd. Our competition for RF products include Cobham plc, Crane Aerospace & Electronics, Mercury Systems, Inc., RN2 Technologies Co., and Smiths Group plc.

We believe that our key competitive strengths include:

Leading global PCB manufacturer.    We are one of the largest and most diversified PCB manufacturers in the world and enjoy significant economies of scale, with net sales of approximately $2.2 billion for fiscal 2021. The PCB industry is highly fragmented with the top 40 PCB providers comprising approximately 74% of market share based on 2020 revenue, according to Prismark Partners. As our customers consolidate their supply base, we offer the technology breadth and scale to emerge as a preferred partner.

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

Diversified business model.    Our sales are diversified by a well-balanced portfolio of end markets which we serve and by the customers we sell to within those end markets. We believe this diversity reduces our exposure to, and reliance on, any single end market or customer. We enjoy a large and diverse customer base with over 1,600 customers, as well as long-term relationships in excess of ten years with our ten largest customers. Furthermore, for fiscal 2021, our five largest customers were not concentrated in any single end market, but rather represented three of our end markets.

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

One-stop solution for customers.    We are capable of providing a one-stop design, manufacturing and test solution to our customers with design services, engineering support and prototype development through final volume production around the globe. This one-stop solution allows us to better serve our customers, many of whom are based in time-critical high growth markets, enabling our customers to reduce the time required to develop new products and bring them to market. We utilize a facility specialization strategy in which each customer is directed to the facility best suited to the customer’s product type, delivery time, complexity and volume needs. This enables us to reduce the time from order placement to delivery. As our commercial customers ramp to volume, we are positioned to transition them to one of our volume facilities in China.

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

Seasonality

Historically, we experienced significant seasonality in revenues with a softer first half of the fiscal year and generally ramping volumes in the third quarter which usually peaked in the fourth quarter. After the divestiture of our former Mobility business unit in 2020, this pattern has changed. Barring end market demand changes, we now tend to experience modest seasonal softness in the first and third quarters due to holidays and vacation periods in China and North America, respectively, which limit production leading to stronger revenue levels in the second and fourth quarters.

Intellectual Property

Our intellectual property strategy remains deliberate and aimed at protecting the innovations critical to TTM’s business and the success of our customers and partnerships. We now have a total of more than 141 patents, with approximately 24 pending patent applications. Many of these patents stem from our 2018 acquisition of Anaren and 2019 asset and technology acquisition from i3. Our PCB business depends on the effectiveness of our fabrication techniques, proprietary PCB structures, and our ability to continually improve our manufacturing processes. We rely on the collective experience of our employees in the manufacturing process to ensure that we continuously evaluate and adopt new technologies available within our industry. In addition, we depend on robust training, recruiting, and retention of our employees, who are required to be knowledgeable in the operation of advanced equipment and complicated manufacturing processes. In regards to our RF products, the vast majority are proprietary and protected or covered by approximately forty patents and five currently pending patent applications directed towards products for both the wireless infrastructure and aerospace and defense markets.

National Security Matters

A portion of our business consists of manufacturing defense and defense-related items for various departments and agencies of the U.S. government, including the U.S. Department of Defense (DoD), which requires that we maintain facility security clearances under the NISPOM. The NISPOM requires that a corporation with significant foreign ownership maintaining a facility security clearance take steps to prevent foreign control or influence, referred to as “FOCI.” Pursuant to these laws and regulations, effective October 2010, we entered into a Special Security Agreement (SSA) with the DoD; Su Sih (BVI) Limited, or Su Sih (a foreign owner of our capital stock), and Mr. Tang Hsiang Chien (as the beneficial owner of Su Sih). At that time, Su Sih owned approximately 35% of the total outstanding shares of our common stock and Mr. Tang was a board member of the Company. Mr. Tang has not been a member of our board since May 2020 and, based on the filing activity of Mr. Tang and Su Sih with the SEC (including their last filing which was an “exit filing” on Schedule 13D filed on April 15, 2021), Su Sih no longer owns 5% or more of the Company’s outstanding common stock, thereby reducing the concern of Su Sih or Mr. Tang potentially being deemed to influence the Company to compromise classified information or adversely affect the performance of classified contracts.

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

The process to manufacture PCBs requires adherence to city, county, state, federal, and foreign environmental laws and regulations regarding the storage, use, handling, and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with wastewater and air quality standards. We believe that our facilities in the United States and Canada comply in all material respects with applicable environmental laws and regulations. In China, the government has a history of changing legal requirements with minimal notice. We believe that our facilities in China comply in all material respects with current applicable environmental laws and regulations and have resources in place to maintain compliance to them. The capital expenditure costs expected for environmental improvement initiatives are included in our annual capital expenditure projections.

Human Capital

How we manage and leverage our human capital is essential in executing our strategy. At TTM, we believe a key differentiator is our culture, which has been shaped through considerable thought and energy. Our culture has served us well as we integrate acquired companies and optimize our organizational structures and teams to better serve our customers. The following elements underpin our culture:

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

Commitment to Values and Ethics.     The foundation of TTM’s strategic vision is its corporate culture and its way of doing business with integrity, teamwork, clear communication, and performance excellence. We seek to demonstrate the importance we place on these values through our goal setting and performance management process as well as providing ethics training to employees every year.

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

In 2021, the TTM Board of Directors established the TTM Chair for Community Service Award in honor and recognition of the community leadership and public service of our recently retired TTM Board Chairman, Robert Klatell, who served in this role from 2005-2021. We chose a winner from over twenty internal team nominations and subsequently made a large donation to the Dana Farber Cancer Fund (associated with the Jimmy Fund) on December 5, 2021 to coincide with the United Nations Volunteer Day.

Talent Development & Acquisition.     Talent development is a collective and continuous effort of all of our people managers. We engage in regular talent reviews to calibrate on performance and potential development gaps and progress, and evaluate the depth and strength of our integrated succession plans. Our approach to learning is a continuous one, regardless of experience level or tenure. We extend leadership development programs with individually tailored development plans anchored in dedicated coaching and separate internal mentors. Additionally, we extend competency-based training, sponsor job rotations, and form project teams comprised of emerging talents. We provide tuition reimbursement and assistance, as well as a monthly stipend to engineers to pay down student debt. In 2021, we expanded our online learning platforms, offerings, and tools, and implemented our first global learning management system. Our annual summer technical internship program in North America and now Asia continues to be a success in evaluating technical talent for full time positions. In 2021, we hosted over 100 interns across all of our factories around the globe.

Diversity, Equity and Inclusion (DEI).     Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce that reflects the communities that we serve. As part of our efforts, TTM’s DEI Council works collaboratively across the organization to drive our DEI strategy and support key initiatives focused on continuing to cultivate university partnerships to further shape our early career talent pipeline. Our US workforce is approximately 42% ethnically diverse and comprised of nearly 37% females. In addition, 34% of our US new hires in 2021 identified as underrepresented minorities. We are committed to having a diverse talent pipeline and have trained our talent acquisition team and human resources personnel in diversity sourcing strategies. TTM has memberships with external partner organizations to attract diverse talent. Our sites actively participate in campus hiring and job fairs throughout the year, supporting various events within each region and driving recruitment campaigns that leverage our social media platforms; this is in addition to specific campaigns dedicated to diversity and veteran hiring. We have also expanded and continue to develop our existing policies and training against harassment, bullying and the elimination of bias in the workplace. In 2021, we partnered with Morgan State University (A Minority Serving Institution) to extend four TTM scholarships to minority engineering students. We have plans to extend partnerships to additional schools in 2022. We delivered valuable DEI learning sessions to our North America leadership teams in addition to publishing three quarterly internal publications.

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

In 2021, we pivoted to a virtual platform to hold our town hall sessions, change agent network meetings, and quarterly business updates with management teams. Our change agent network was created to improve communications from the factory and office floor up to the senior management team. We select several employees within each site who are respected, influential and representative of the employee base to serve as change agents. This network discusses and then communicates the key initiatives within the sites in addition to raising employee concerns. Additionally, these teams prioritize site initiatives around community activities, site improvement projects, recognition programs, and new communication methods.

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

Compensation and Benefits.     We continually review our compensation and benefit programs to ensure we are in line with market conditions. We recently accelerated our global job structure project which includes career paths and compensation reviews. This will enable closer alignment to market compensation while outlining different career opportunities within TTM for all employees. In addition to competitive wages, all employees participate in one of our variable incentive programs which rewards for performance. We also offer comprehensive benefit plans for eligible employees including mental health, employee assistance program (EAP), telemedicine offerings, several medical and dental plans with qualifying employer funded health savings accounts, life insurance, specialty programs for diabetes and weight loss, wellness challenges, and an on-site health & physical therapy center at our largest U.S. facility.

Employee Health & Safety.     We managed COVID in 2021 by building upon our experiences in 2020 and with an emphasis on flexibility, testing, vaccination tracking, and timely communications. Notable achievements from 2021 include:

•	We developed guidelines to support hybrid, remote and on-site work for each employee while maintaining continuous operations within the plants.
•	We improved upon IT solutions to maintain critical operations and projects to increase our flexibility to work remotely.
•	In the US, we established an employee paid time off (PTO) donation program and distributed over 10,000 PTO hours to employees with COVID-19 hardships in 2021.
•	We expanded services of our on-site health center to include mental health and additional physical therapy offerings.

Employee Data

As of January 3, 2022, we had approximately 16,100 employees. Of our employees, approximately 14,600 were involved in manufacturing and engineering, approximately 500 worked in sales and marketing, approximately 300 worked in research and development, and approximately 700 worked in accounting, information systems and other support capacities. Of our 5,200 U.S. employees, none are represented by unions. In China, approximately 9,900 employees are members of the All-China Federation of Trade Unions and accordingly are considered to be represented by a labor union. We believe that our relations with both our union and non-union employees are generally satisfactory.

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

Risks Related to our Business

We serve customers and have manufacturing facilities throughout the world and are subject to risks caused by local and global pandemics and other similar risks, including without limitation, the COVID-19 pandemic, which could materially adversely affect our business, financial condition, and results of operations.

Local and global pandemics or other disasters or public health concerns in regions of the world where we have operations or source material or sell products could result in the disruption of our business. Specifically, these pandemics, disasters and health concerns can result in increased travel restrictions and extended shutdowns of certain businesses in the regions in which we operate, as well as social, economic, or labor instability. Disruptions in our product shipments or impacts on our manufacturing in affected regions over a prolonged period could have a material adverse impact on our business and our financial results.

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. Federal, state and local government responses to COVID-19 and our responses to the outbreak have all, at times, disrupted and will continue to disrupt our business. In the United States, individuals at times and in certain locations are being required to practice social distancing, in many places have been or currently still are restricted from gathering in large groups, and in some cases have been placed on complete restriction from non-essential movements outside of their homes. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus have arisen globally. At times, variants of COVID-19 have caused a surge in COVID-19 cases globally. The ultimate impact of new variants, such as the Delta variant and Omicron variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines, and the response by governmental bodies to reinstate restrictive measures.

In particular, multiple facets of our business may be negatively impacted by the fear of exposure to or actual effects of COVID-19 and other disease outbreaks, epidemics, pandemics and similar widespread public health concerns. These impacts include but are not limited to:

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
•

reduced workforces and labor shortages at all levels of our organization, which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates and incentives;

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

Any of the foregoing factors, or other cascading effects that are not currently foreseeable, could materially increase our costs, negatively impact our sales or damage the Company’s financial condition, results of operations, cash flows and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted because of the sweeping, ongoing and uncertain nature of the circumstances involving the COVID-19 pandemic.

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

For the year ended January 3, 2022, we generated approximately 56% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

•	managing international operations;
•	imposition of governmental controls;
•	unstable regulatory environments;
•	compliance with employment laws;
•	implementation of disclosure controls, internal controls, financial reporting systems, and governance standards to comply with U.S. accounting and securities laws and regulations;
•	limitations on imports or exports of our product offerings;
•	fluctuations in the value of local currencies;
•	inflation or changes in political and economic conditions;
•	public health crises, such as the COVID-19 pandemic;
•	labor unrest, rising wages, difficulties in staffing, and geographical labor shortages;
•	government or political unrest;
•	conflict or war between nations over territory that impacts the electronics supply chain leading to potential trade restrictions to and from the nations involved, including Russia, Ukraine and China;
•	longer payment cycles;
•	language and communication barriers, as well as time zone differences;
•	cultural differences;
•	increases in duties and taxation levied on our products;
•	other potentially adverse tax consequences;
•	imposition of restrictions on currency conversion or the transfer of funds;
•	travel restrictions;
•	expropriation of private enterprises;
•	the potential reversal of current favorable policies encouraging foreign investment and trade;
•	the potential for strained trade relationships between the United States and its trading partners, including trade tariffs which could create competitive pricing risk; and
•	government imposed sanction laws and regulations.

Rising labor costs and labor shortages, including due to pandemics and other disasters, employee strikes and other labor-related disruptions may materially adversely affect our business, financial condition, and results of operations.

Our business is labor intensive, utilizing large numbers of engineering and manufacturing personnel. There is uncertainty with respect to rising labor costs. Furthermore, labor disputes and strikes based partly on wages have in the past slowed or stopped production by certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to recover in our pricing to our customers could materially adversely affect our business, financial condition, and results of operations. In addition, general labor shortages (such as occurred during 2021), a high turnover rate and our difficulty in recruiting and retaining qualified employees at any level of our organization could result in a potential for defects in our products, production disruptions or delays, or the inability to ramp production to meet increased customer orders, resulting in order cancellation or imposition of customer penalties if we are unable to deliver products in a timely manner.

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

The competition for talent and labor in general is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, which could include increases in wages and benefits necessary to attract and retain high quality employees with the right skill sets, increases triggered by regulatory actions regarding wages, scheduling and benefits; increases in health care and workers’ compensation insurance costs; and increases in benefits and costs related to the COVID-19 pandemic and its resurgence. In light of the current challenging labor market conditions, due in part to the COVID-19 pandemic, our wages and benefits programs and any steps we take to increase our wages and benefits, may be insufficient to attract and retain talent at all levels of our organization. Existing labor shortages, and our inability to attract employees to maintain a qualified workforce, could adversely affect our production and our overall business and financial performance.

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

We may be unable to hire and retain sufficient qualified personnel at all levels of our organization, and the loss of any of our key executive officers, or the inability to maintain a sufficient workforce to satisfy production demands, could materially adversely affect our business, financial condition, and results of operations.

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

In addition, our industry experienced in 2021, and continues to experience, a shortage of workers. Although we believe this shortage is due, in part, to the COVID-19 pandemic, the shortage may be systemic and may continue after the pandemic ends.  We rely on maintaining a sufficient workforce at all levels of our organization to design, manufacture and distribute our products. If the labor markets remain tight and we are unable to adequately staff our facilities due to a shortage of qualified workers, our operations and financial performance would likely be adversely affected.

We rely on suppliers and equipment manufacturers for the timely delivery of raw materials, components, equipment, and spare parts used in manufacturing our PCBs. If a raw material supplier or equipment manufacturer goes bankrupt, liquidates, consolidates out of existence, experiences excess demands or other disruptions to their supply chain or operations, or otherwise fails to satisfy our product quality standards, or if the prices or availability of raw materials change, it could harm our ability to purchase new manufacturing equipment, service the equipment we have, or timely produce our products, thereby affecting our customer relationships.

To manufacture PCBs, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, gold, copper, and other commodity products, which we order from our suppliers. For RF components, we use various high-performance materials such as ceramics and printed circuit board materials. In the case of backplane assemblies, components include connectors, sheet metal, capacitors, resistors and diodes, many of which are custom made and controlled by our customers’ approved vendors.

Consolidations and restructuring in our supplier base and equipment fabricators related to our raw materials purchases or the manufacturing equipment we use to fabricate our products may result in adverse changes in pricing of materials due to reduction in competition among our raw material suppliers or an elimination or shortage of equipment and spare parts from our manufacturing equipment supply base. Suppliers and equipment manufacturers may be impacted by other events outside our control including macro-economic events, financial instability, environmental occurrences, or supplier interruptions due to fire, natural catastrophes, public health crises (including the on-going COVID-19 pandemic which contributed to supply chain constraints during 2021) or otherwise. Suppliers and equipment manufacturers may extend lead times, limit supplies, or increase prices due to capacity constraints or other factors, which could harm our ability to deliver our products on a timely basis and negatively impact our financial results. In addition, in extreme circumstances, the suppliers we purchase from could cease production due to a fire, natural disaster, consolidation or liquidation of their businesses. As such, this may impact our ability to deliver our products on a timely basis, harm our customer relationships and negatively impact our financial results.

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

As part of our business strategy, we expect that we will continue to implement and align our strategy by pursuing potential divestitures of assets and acquisitions of businesses, technologies, assets, or product lines that complement or expand our business. Risks related to such activities may include:

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

Acquisitions of high technology companies and assets are inherently risky, and no assurance can be given that our prior or future acquisitions will be successful. Failure to manage and successfully integrate acquisitions we make could have a material adverse effect on our business, financial condition, and results of operations. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after any such acquisition.

As we continue to experience growth in the scope and complexity of our operations, we may be required to implement additional operating and financial controls and hire and train additional personnel. There can be no assurance that we will be able to do so in the future, and failure to do so could jeopardize our expansion plans and seriously harm our operations. In addition, growth in our capacity could result in reduced capacity utilization and a corresponding decrease in gross margins.

Uncertainty and adverse changes in the economy and financial markets, including the worldwide electronics industry, could have an adverse impact on our business and operating results.

Uncertainty or adverse changes in the economy could lead to a significant decline in demand for the end products manufactured by our customers, which, in turn, could result in a decline in the demand for our products and increase pressure to reduce our prices. Any decrease in demand for our products could have an adverse impact on our financial condition, operating results, and cash flows. Uncertainty and adverse changes in the economy could also increase the cost and decrease the availability of potential sources of financing and increase our exposure to losses from bad debts, either of which could have a material adverse effect on our financial condition, operating results, and cash flows.

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

Given the high fixed costs of our operations, decreases in capacity utilization rates can have a significant effect on our business. Accordingly, our ability to maintain or enhance gross margins will continue to depend, in part, on maintaining satisfactory capacity utilization rates. In turn, our ability to maintain satisfactory capacity utilization will depend on the demand for our products, the volume of orders we receive, our ability to maintain a sufficient workforce at our facilities, and our ability to offer products that meet our customers’ requirements at competitive prices. If current or future production capacity fails to match current or future customer demands, our facilities would be underutilized, our sales may not fully cover our fixed overhead expenses, and we would be less likely to achieve expected gross margins. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would materially adversely affect our business, financial condition, and results of operations.

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

As of January 3, 2022, our consolidated balance sheet included $877.2 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

Our results of operations are often subject to demand fluctuations and seasonality. With a high level of fixed operating costs, even small revenue shortfalls would decrease our gross margins.

Our results of operations fluctuate for a variety of reasons, including:

•	timing of orders from and shipments to major customers;
•	the levels at which we utilize our manufacturing capacity;
•	price competition;
•	changes in our mix of revenues generated from quick-turn versus standard delivery time services;
•	expenditures, charges, or write-offs, including those related to acquisitions, facility restructurings, or asset impairments; and
•	expenses relating to expanding existing manufacturing facilities.

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

We participate in competitive industries, including the automotive industry, which requires strict quality control standards. Failure to meet these standards may adversely affect our business, financial condition, and results of operations.

Our customer base demands the highest customer service, on time delivery and quality standards in a competitive market. Failure to meet these ever-increasing standards may result in a loss of market share for our products and services to our competitors, which may result in a decline in our overall revenue.

In addition, a significant portion of our sales are to customers within the automotive industry. The automotive industry has historically experienced multi-year cycles of growth and decline. If sales of automobiles should decline or go into a cyclical downturn, our sales could decline and this could have a materially adverse impact on our business, financial condition and result of operations. For safety reasons, automotive customers have strict quality standards that generally exceed the quality requirements of other customers. If such products do not meet these quality standards, our business, financial condition, and results of operations may be materially adversely affected. These automotive customers may require long periods of time to evaluate whether our manufacturing processes and facilities meet their quality standards. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers or gain new automotive customers for long periods of time, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, we may be required under our contracts with automotive industry customers to indemnify them for the cost of warranties and recalls relating to our products.

The prominence of EMS companies as our customers could reduce our gross margins, potential sales, and customers.

Sales to EMS companies represented approximately 38%, 37% and 36% of our net sales for the years ended January 3, 2022, December 28, 2020, and December 30, 2019, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers accounted for approximately 30%, 29% and 27% of our net sales for the years ended January 3, 2022, December 28, 2020, and December 30, 2019, respectively, and one customer represented 10% of our net sales for the year ended January 3, 2022. Furthermore, our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the year ended January 3, 2022, aerospace and defense sales accounted for approximately 33% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government or to foreign governments and agencies, we are a supplier to OEMs that sell to these entities. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

We are exposed to the credit risk of our customers and to credit exposures in weakened markets.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 38%, 37% and 36% of our net sales for the years ended January 3, 2022, December 28, 2020, and December 30, 2019, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

The markets for our products and manufacturing services are characterized by rapidly changing technology and continual implementation of new designs and production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to design and manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2022 in our PCB segment, we expect to continue to make significant capital expenditures to expand our HDI, RF technology, and other advanced manufacturing capabilities while in our RF&S Components segment, we are designing products that we hope our customers adopt and incorporate into their products. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors. In addition, our failure to adopt and implement technological improvements quickly may cause inefficiencies in our production process as our product yields or quality may decrease, resulting in increased costs, and may lead to customers not adopting our product designs.

We also could encounter competition from new or revised manufacturing, production and design technologies that render existing manufacturing, production, and design technology less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market. If we need new technologies and equipment or if we are not able to design new products acceptable to customers to remain competitive, the development, acquisition, and implementation of those designs, technologies and equipment may require us to make significant capital investments.

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

We rely on a combination of copyright, patent, trademark, trade secret laws, confidentiality procedures, contractual provisions, and other measures to establish and protect our proprietary and confidential information. All of these measures afford only limited protection. These measures may be invalidated, circumvented, breached, or challenged, and others may develop intellectual property, technologies or processes that are similar, or superior to, our intellectual property or technology. We may not have adequate controls and procedures in place to protect our proprietary and confidential information. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy and succeed in copying our products or may obtain or use information that we regard as proprietary or confidential. If it becomes necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome, costly, and distracting to management, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our proprietary or confidential information. Failure to successfully establish or enforce our intellectual property rights could materially and adversely affect our business, financial condition, and results of operations. Furthermore, there is a risk that we may infringe on the intellectual property rights of others. As is the case with many other companies in the PCB industry, we from time to time receive communications from third parties asserting patent rights over our products and enter into discussions with such third parties. Irrespective of the validity or the successful assertion of such claims, we could incur costs in either defending or settling any intellectual property disputes alleging infringement. If any claims, regardless of whether they have merit, are brought against our customers for such infringement, we could be required to expend significant resources in defending such claims, developing non-infringing alternatives or obtaining licenses. We may not be successful in developing such alternatives or in obtaining such licenses on reasonable terms, or at all, and may be required to modify or cease marketing our products or services, which could disrupt the production processes, damage our reputation, and materially and adversely affect our business, financial condition, and results of operations.

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not be able to obtain patent protection outside of the United States.

Certain nations that we operate in may not grant us certain intellectual property rights that are customarily granted in more developed legal systems. Patent law reform in the United States and other countries may also weaken our ability to enforce our patent rights or make such enforcement financially unattractive. For example, despite continuing international pressure on the Chinese government, intellectual property rights protection continues to present significant challenges to foreign investors and, increasingly, Chinese companies. Chinese commercial law is considered by some to be relatively undeveloped compared to the commercial law in our other major markets and only limited protection of intellectual property is available in China as a practical matter. Although we have taken precautions in the operations of our Chinese subsidiaries and in our joint venture agreement to protect our intellectual property, any local design or manufacture of products that we undertake in China could subject us to an increased risk that unauthorized parties will be able to copy or otherwise obtain or use our intellectual property, which could harm our business. We may also have limited legal recourse in the event we encounter patent or trademark infringement. Uncertainties with respect to the Chinese legal system may adversely affect the operations of our Chinese subsidiaries. China has put in place a comprehensive system of intellectual property laws; however, incidents of infringement are relatively common, and enforcement of rights can, in practice, be difficult. If we are unable to manage our intellectual property rights, our business and operating results may be seriously harmed.

Damage to any of our manufacturing facilities due to fire, natural disaster, or other events could materially adversely affect our business, financial condition, and results of operations.

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

Subject to the limits contained in the credit agreements governing the Term Loan Facility, the U.S. ABL, the Asia ABL, the indenture governing the Senior Notes due 2029, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to us and our shareholders. For example, it could:

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

In addition, the indenture governing the Senior Notes due 2029, and the credit agreements governing the Term Loan Facility, the U.S. ABL and the Asia ABL contain restrictive covenants that will limit our ability to engage in activities that may be in our long-

term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Furthermore, we and our subsidiaries may decide to incur significant additional indebtedness in the future. Although the indenture governing the Senior Notes due 2029, and the credit agreements governing the Term Loan Facility, the U.S. ABL and the Asia ABL will contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness.

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

Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and expansion efforts depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain regulatory, competitive, financial, business, and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional capital (which could include obtaining additional equity capital on terms that may be onerous or highly dilutive) or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreements governing the Term Loan Facility, the U.S. ABL and the Asia ABL and the indenture governing the Senior Notes due 2029 restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct certain of our operations through our subsidiaries. Accordingly, repayment of our indebtedness may be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Senior Notes due 2029 or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the Senior Notes due 2029 and the credit agreements governing the Term Loan Facility, the U.S. ABL and the Asia ABL limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

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

Environmental laws have generally become more stringent, and we expect this trend to continue over time, especially in developing countries, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations, and we are subject to potentially conflicting and changing regulatory agendas of political, business, and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling, or disposal might require a high level of unplanned capital investment or relocation to another global location where prohibitive regulations do not exist. It is possible that environmental compliance costs and penalties from new or existing regulations may materially adversely affect our business, financial condition, and results of operations.

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

Our global business operations also must be conducted in compliance with applicable economic sanction laws and regulations, such as laws administered by the U.S. Department of the Treasury’s Office of Foreign Asset Control, the U.S. State Department, and the U.S. Department of Commerce. We must comply with all applicable economic sanction laws and regulations of the United States and other countries. Imposition of economic sanction laws and regulations on a company or country could impact our revenue levels. Violations of these laws or regulations could result in significant additional sanctions including criminal or civil fines or penalties, more onerous compliance requirements, more extensive debarments from export privileges, or loss of authorizations needed to conduct aspects of our international business.

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

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. To the extent that the funds generated by our ongoing operations are insufficient to cover our liquidity requirements, we may need to raise additional funds through financings. If we are unable to fund our operations and make capital expenditures as currently planned or if we do not have sufficient liquidity to service the interest and principal payments on our debt, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including the following:

•	to fund capital equipment purchases to increase production capacity, upgrade and expand our technological capabilities and replace aging equipment or introduce new products;
•	to refinance our existing indebtedness;
•	to fund our current or planned operations;
•	to fund potential acquisitions or strategic relationships;
•	to fund working capital requirements for future growth that we may experience;
•	to enhance or expand the range of services we offer;
•	to increase our sales and marketing activities;
•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities; or
•	to fund our initiatives set forth in our ESG policies and practices.

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

We rely on information technology networks and systems, some of which are owned and operated by third parties, to collect, process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing, and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, hacking, terrorist attacks, and similar events. In addition, in the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, our proprietary and confidential business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure collection, processing, storage, maintenance, and transmission of this information is critical to our operations. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins, cyber-attacks, attacks by hackers or breaches due to employee or third party (including suppliers and business partners) error, malfeasance, or other disruptions. If we or our vendors are unable to prevent such outages and breaches, our operations could be disrupted. If unauthorized parties gain access to our information systems or such information is used in an unauthorized manner, misdirected, altered, lost, or stolen during transmission, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, loss of customers, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our U.S. entities and certain of our foreign subsidiaries have deferred income tax assets. Based on our forecast for future taxable earnings, we believe we will utilize the deferred income tax assets in future periods except with respect to certain amounts where we have recorded valuation allowances. If our estimates of future earnings decline, we may have to increase our valuation allowance against our deferred income tax assets, resulting in a higher income tax provision, which would reduce our results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table describes our headquarters and our principal manufacturing facilities.

U.S. Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Anaheim, CA (ANA)	PCB	—	96,000	96,000
Chippewa Falls, WI (CF)	PCB	—	281,000	281,000
Forest Grove, OR (FG)	PCB	12,774	217,950	230,724
Littleton, CO (DEN)	PCB	54,590	63,210	117,800
Logan, UT (LG)	PCB	12,000	118,448	130,448
North Jackson, OH (NJ)	PCB	8,800	85,000	93,800
Salem, NH (SAL)	PCB	43,700	—	43,700
San Diego, CA (SD)	PCB	43,336	—	43,336
San Jose, CA (SJ)	PCB	42,434	—	42,434
Santa Ana, CA (1)	Headquarters	14,472	—	14,472
Santa Ana, CA (SA)	PCB	9,416	82,550	91,966
Santa Clara, CA (SC)	PCB	21,966	45,685	67,651
Stafford, CT (ST)	PCB	—	126,924	126,924
Stafford Springs, CT (SS)	PCB	9,000	90,579	99,579
Sterling, VA (STE) (2)	PCB	100,896	—	100,896
Syracuse, NY (SYR) (3)	PCB and RF&S Components	37,639	160,000	197,639
Total		411,023	1,367,346	1,778,369

Foreign Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Canada
Toronto (TOR)	PCB	15,500	99,960	115,460
China
Dongguan (DMC)	PCB	—	1,069,129	1,069,129
Guangzhou (GZ)	PCB	—	1,872,800	1,872,800
Hong Kong (1)	Asia Headquarters	—	24,640	24,640
Hong Kong (OPCM)	PCB	—	128,432	128,432
Huiyang (HY)	PCB	—	435,485	435,485
Shanghai (SH)	PCB	—	286,000	286,000
Suzhou (SUZ)	RF&S Components	68,030	—	68,030
Zhongshan (ZS)	PCB	—	1,132,760	1,132,760
Total		83,530	5,049,206	5,132,736

We maintain our properties in good operating condition. We believe that our properties are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing manufacturing requirements.

(1)	Location of our headquarters and not a manufacturing facility
(2)

In December 2021, we entered into a joint venture agreement with our landlord, O.J.B./1600 University Boulevard, LLC, Count Du Greenmonet, LLC and GFI#2/DII, LLC, to jointly own approximately 100,896 square feet of land and building. We have a 50% ownership interest and we account for this joint venture under the equity method of accounting and do not consolidate our interest in the property.

(3)	Location includes two manufacturing facilities
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

As of February 23, 2022, there were approximately 272 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on February 23, 2022 was $12.26.

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from January 2, 2017 to January 3, 2022, the cumulative total stockholder return on our common stock against the cumulative total return of:

•	the NASDAQ Composite Index; and
•	the Dow Jones U.S. Electrical Components & Equipment Index.

The graph assumes $100 was invested in our common stock on January 2, 2017, and an investment in NASDAQ Composite Index and the Dow Jones US Electrical Components & Equipment Index. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTM Technologies, Inc., the NASDAQ Composite Index

and the Dow Jones US Electrical Components & Equipment Index

*	$100 invested on January 2, 2017 in stock or index, including reinvestment of dividends.

	1/2/2017	1/1/2018	12/31/2018	12/30/2019	12/28/2020	1/3/2022
TTM Technologies, Inc.	$100.00	$114.97	$71.39	$109.17	$100.88	$111.08
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
Dow Jones US Electrical Components & Equipment	100.00	127.46	111.82	138.30	166.99	209.33

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

Issuer Purchases of Equity Securities

The following table provides information about repurchases by us of shares of our common stock during the quarter ended January 3, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
	(In thousands, except average price paid per share)
September 28, 2021 - October 25, 2021	1,276	$13.15	1,276	$48,174
October 26, 2021 - November 22, 2021	437	13.67	437	$42,209
November 23, 2021 - January 3, 2022	485	14.13	485	$35,369
Total for the quarter ended January 3, 2022	2,198	$13.47	2,198

(1)	Includes commissions.
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

ITEM 6.	RESERVED

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition as of January 3, 2022. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically advanced PCBs and backplane assemblies as well as a global designer and manufacturer of high-frequency radio frequency (RF) and microwave components and assemblies. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers. This one-stop design, engineering and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,600 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive components, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

The coronavirus (COVID-19) pandemic initially caused business disruption to our operations in China in January 2020. By March 2020, the situation escalated as the scope of the COVID-19 pandemic worsened outside of the Asia-Pacific region, with Europe and North America being affected by the pandemic. With the development and deployment of vaccines, certain of the adverse societal and economic effects of the pandemic have declined. However, as new variants of the virus emerge and evolve, we could see a rebound in the severity of the adverse effects of the pandemic. As a result, we expect continued impacts on our production, as well as ongoing significant uncertainty relating to the actual and potential impacts of the COVID-19 pandemic, and we cannot reasonably estimate its duration or severity. The COVID-19 pandemic has created and continues to create various global macroeconomic, customer demand, operational and supply chain risks, any one of which could have a material and adverse impact on our business going forward. See Item 1A, Risk Factors, of Part I above for further information related to the COVID-19 pandemic.

We have taken active measures to seek to protect our employees, suppliers and customers by implementing extensive pandemic related protocols, establishing situational leadership teams in Asia-Pacific and North America along with regularly scheduled executive reviews and planning calls, implementing global travel restrictions, and conforming to the guidance and direction of local governments and global health organizations. We are monitoring the impacts the COVID-19 pandemic has had, and continues to have, on our supply chain and are collaborating with our third-party partners with the goal of mitigating, to the extent reasonably practicable, significant delays in delivery of our products.

During the year ended January 3, 2022, we experienced supply chain constraints and inflationary pressures, and expect those constraints and pressures to continue into 2022. We have been actively taking measures intended to manage both supply chain constraints and higher raw materials costs through such measures as supplier diversification, ongoing operational efficiency efforts and quotation adjustments to mitigate the impact on our business.

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

FINANCIAL OVERVIEW

Results related to our Mobility business unit are reported as discontinued operations for all periods presented. See Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements for further information. Unless otherwise noted, amounts and disclosures throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations.

We use a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Fiscal year 2021 consisted of 53 weeks ended on January 3, 2022, with the additional week included in the fourth quarter. We estimate the additional week contributed approximately $42.2 million of additional revenue and approximately $2.5 million of additional operating income for the year ended January 3, 2022. Fiscal year 2020 and 2019 were 52 weeks ended on December 28, 2020 and December 30, 2019, respectively.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our five largest customers accounted for 30%, 29% and 27% of our net sales in fiscal years 2021, 2020 and 2019, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we serve for the periods indicated:

	For the Year Ended
End Markets (1)	January 3, 2022	December 28, 2020	December 30, 2019
Aerospace and Defense	33%	36%	33%
Automotive	18	15	19
Data Center Computing (2)	14	12	11
Medical/Industrial/Instrumentation	19	18	17
Networking/Communications	15	18	18
Other (3)	1	1	2
Total	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
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

A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires us to make judgments that could have a material effect on our financial condition or results of operations. These policies require us to make assumptions about matters that are highly uncertain at the time of the estimate. Critical accounting estimates refers to those estimates made in accordance with U.S. GAAP that have had or are reasonably likely to have a material impact on the amounts reported in the consolidated financial statements and the related notes due to the significant level of uncertainty involved in developing the estimate. Different estimates we could reasonably have used, or changes in the estimates that are reasonably likely to occur, could have a material effect on our financial condition or results of operations.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements:

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We apply a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

For PCBs and custom electronic assemblies, including pursuant to long-term contracts related to the manufacture of components, assemblies and subsystems, orders for products generally correspond to the production schedules of customers and are supported with firm purchase orders. Customers have continuous control of the work in progress and finished goods throughout the PCB and custom electronic assemblies manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right to payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. Revenue recognized is based on a cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Revenues are recorded proportionally as costs are incurred.

For revenue recorded on an over time basis, we apply a gross margin estimate to inventory in process of being manufactured for customers to determine how much of a contract asset should be recorded at period end. Contract assets totaled $324.9 million and $273.3 million for the years ended January 3, 2022 and December 28, 2020, respectively. The increase of $51.6 million is primarily due to timing of progress on customer work orders at year-end. We use historical information to estimate the gross margin associated with performance obligations that are satisfied over time. We reevaluate our estimate of gross margins on a quarterly basis. Based on the review of gross margins, we update our estimate to the model as necessary. If our estimates of performance obligations are inaccurate, we may recognize too much or too little revenue in a period. While experience has shown that trends in gross margins are not volatile, changes in pricing or cost efficiencies could create significant fluctuations. A decrease or increase of 200 basis points in gross margin estimates would have increased or decreased our contract assets by $0.6 million.

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

Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or perform a quantitative impairment test. When tested quantitatively, we compare the fair value of the applicable reporting unit with its carrying value. We estimate the fair values of our reporting units using a combination of the discounted cash flow (DCF) and market approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss.

We have two reportable segments: PCB and RF&S Components. Goodwill is attributable to both of our PCB and RF&S Components reportable segments.

In the fourth quarter of 2021, we performed our annual impairment test qualitatively and concluded that it was more likely than not that goodwill was not impaired. Management will continue to monitor the reporting units for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. If the economy or business environment falter and we are unable to achieve our assumed revenue growth rates or profit margin percentages, our projections used would need to be re-measured, which could impact the carrying value of our goodwill in one or more of our reporting units.

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

RESULTS OF OPERATIONS

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal year 2021 consisted of 53 weeks ended on January 3, 2022, with the additional week included in the fourth quarter. We estimate the additional week contributed approximately $42.2 million of additional revenue and approximately $2.5 million of additional operating income for the year ended January 3, 2022. Fiscal year 2020 and 2019 were 52 weeks ended on December 28, 2020 and December 30, 2019, respectively.

The following table sets forth the relationship of various items to net sales in our consolidated statements of operations:

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	83.5	83.0	82.3
Gross profit	16.5	17.0	17.7
Operating expenses:
Selling and marketing	2.8	3.0	3.2
General and administrative	5.5	5.8	6.1
Research and development	0.8	1.0	0.8
Amortization of definite-lived intangibles	1.6	1.8	2.2
Restructuring charges	0.2	0.8	0.3
Impairment of goodwill	—	3.3	—
Total operating expenses	10.9	15.7	12.6
Operating income	5.6	1.3	5.1
Other (expense) income:
Interest expense	(2.0)	(3.5)	(3.8)
Loss on extinguishment of debt	(0.7)	—	—
Other, net	0.2	—	0.3
Total other expense, net	(2.5)	(3.5)	(3.5)
Income (loss) from continuing operations before income taxes	3.1	(2.2)	1.6
Income tax (provision) benefit	(0.7)	1.4	(0.1)
Net income (loss) from continuing operations	2.4%	(0.8)%	1.5%

During the year ended January 3, 2022, E-M Solutions no longer met the criteria for segment reporting and the SH BPA facility has been integrated into the PCB reportable segment. As a result, we reclassified prior periods to reflect these changes to our segments.

Net Sales

Total net sales increased $143.4 million, or 6.8%, to $2,248.7 million for the year ended January 3, 2022 from $2,105.3 million for the year ended December 28, 2020. This increase primarily resulted from an increase in net sales for the PCB reportable segment of $206.0 million, or 10.4%, to $2,186.9 million for the year ended January 3, 2022 from $1,980.9 million for the year ended December 28, 2020. The increase in PCB net sales was primarily due to increased demand in our Automotive, Data Center Computing, and Medical/Industrial/Instrumentation end markets, partially offset by lower demand in our Aerospace and Defense and Networking/Communications end markets. Also driving the increase in PCB net sales was an increase in the volume of PCB shipments of 24.3% as compared to the year ended December 28, 2020. The benefit of this volume increase, however, was partially offset by a 11.9% decrease in the average price per square foot. Also contributing to the increase in total net sales was an increase in net sales for the RF&S Components reportable segment of $13.9 million, or 31.2%, to $58.6 million for the year ended January 3,

2022 from $44.7 million for the year ended December 28, 2020. The increase in RF&S Components net sales was primarily due to increased demand in our Networking/Communications end market. Partially offsetting the PCB and RF&S Components increases was a $76.5 million reduction in net sales due to the closure of the two plants from our E-M Solutions segment.

Total net sales decreased $27.9 million, or 1.3%, to $2,105.3 million for the year ended December 28, 2020 from $2,133.2 million for the year ended December 30, 2019. This decrease primarily resulted from a decrease in net sales for the Other reportable segment of $81.5 million, or 50.1%, to $79.7 million for the year ended December 28, 2020 from $161.3 million for the year ended December 30, 2019, primarily due to the winding down of the two plants from our E-M Solutions segment and lower demand in our Automotive end market. Also contributing to the decrease in total net sales was a decrease in net sales for the RF&S Components reportable segment of $17.7 million, or 28.3%, to $44.7 million for the year ended December 28, 2020 from $62.3 million for the year ended December 30, 2019. The decrease in RF&S Components net sales was primarily due to U.S.-imposed restrictions on the sale of U.S.-designed products to certain customers in China which, coupled with the impact of COVID-19, resulted in lower demand in our Networking/Communications and Other end markets. The decreases in the Other and RF&S Components reportable segments were partially offset by an increase in net sales for the PCB reportable segment of $71.3 million, or 3.7%, to $1,980.9 million for the year ended December 28, 2020 from $1,909.6 million for the year ended December 30, 2019. The increase in PCB net sales was primarily due to increased demand in our Aerospace and Defense, Medical/Industrial/Instrumentation, and Data Center Computing end markets, partially offset by lower demand in our Automotive end market. Also driving the increase in PCB net sales were changes in product mix, which resulted in a 15.2% increase in the average price per square foot. The benefit of this price increase, however, was partially offset by a 10.1% decrease in the volume of PCB shipments as compared to the year ended December 30, 2019.

For information regarding net sales by country, see Note 17 of the Notes to Consolidated Financial Statements.

Gross Margin

Overall gross margin decreased to 16.5% for the year ended January 3, 2022 from 17.0% for the year ended December 28, 2020. The decrease in overall gross margin was due to the decrease in gross margin for the PCB reportable segment to 16.3% for the year ended January 3, 2022, from 18.1% for the year ended December 28, 2020, primarily due to higher raw material costs resulting primarily from increased commodity prices, principally copper, unfavorable foreign exchange rates which increased our cost of operations, and production and labor inefficiencies. We were able to mitigate most of these cost increases through higher revenue and production and spending efficiencies including savings realized from the closure of two of our E-M Solutions factories at the end of 2020. Gross margin for the RF&S Components reportable segment increased to 52.6% for the year ended January 3, 2022, from 45.9% for the year ended December 28, 2020, primarily due to higher sales.

Overall gross margin decreased to 17.0% for the year ended December 28, 2020 from 17.7% for the year ended December 30, 2019. The decrease in overall gross margin was due to the decrease in gross margin for the RF&S Components reportable segment to 45.9% for the year ended December 28, 2020 from 63.2% for the year ended December 30, 2019, primarily due to lower sales. The lower sales of RF&S Components products was mainly due to restrictions on the sale of U.S.-designed products to certain customers in China. The decrease in overall gross margin was also attributable to lower sales from winding down of the two plants from our E-M Solutions segment. These decreases were partially offset by the gross margin for the PCB reportable segment, which increased to 18.1% for the year ended December 28, 2020 from 17.8% for the year ended December 30, 2019, primarily due to higher volumes at our Aerospace and Defense facilities.

Capacity utilization is a key driver for us, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the year ended January 3, 2022 in our Asia and North America PCB facilities was 86% and 51%, respectively, compared to 62% and 62%, respectively, for the year ended December 28, 2020. The increase in capacity utilization in our Asia facilities was due to an increase in production related to increased sales in our Automotive, Data Center Computing, and Medical/Industrial/Instrumentation end markets. The decrease in our capacity utilization in our North America PCB facilities was primarily due to labor shortages and increased capacity resulting from equipment expansion.

Selling and Marketing Expenses

Selling and marketing expenses decreased $0.9 million to $63.0 million for the year ended January 3, 2022 from $63.9 million for the year ended December 28, 2020. As a percentage of net sales, selling and marketing expenses were 2.8% for the year ended January 3, 2022 as compared to 3.0% for the year ended December 28, 2020. The decrease in selling and marketing expenses in 2021 was primarily due to a decrease in commission expense.

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

General and Administrative Expenses

General and administrative expenses increased $2.4 million to $124.9 million, or 5.5% of net sales, for the year ended January 3, 2022 from $122.5 million, or 5.8% of net sales, for the year ended December 28, 2020. This increase was primarily due to an increase in labor costs and other general and administrative spending, including increased consulting and legal costs.

General and administrative expenses decreased $6.8 million to $122.5 million, or 5.8% of net sales, for the year ended December 28, 2020 from $129.3 million, or 6.1% of net sales, for the year ended December 30, 2019. This decrease was primarily due to a decrease in acquisition costs and cost reduction efforts as a result of the COVID-19 pandemic.

Restructuring Charges

For the years ended January 3, 2022, December 28, 2020 and December 30, 2019, we incurred restructuring charges of $4.2 million, $16.8 million and $5.4 million, respectively, related to the restructuring of our E-M Solutions business unit and other global realignment restructuring efforts.

For the year ended January 3, 2022, we recognized restructuring charges of $0.6 million and $3.6 million in our PCB reportable segment and Corporate and Other, respectively. For the year ended December 28, 2020, we recognized restructuring charges of $16.8 million in Corporate and Other. For the year ended December 30, 2019, we recognized restructuring charges of $5.2 million and $0.1 million in our PCB and RF&S Components reportable segments, respectively, and $0.1 million in Corporate and Other. These charges primarily represent employee separation and contract termination and other costs associated with the restructuring plans.

Impairment of Goodwill

For the year ended December 28, 2020, we recorded a goodwill impairment charge of $69.2 million. See Note 5 of the Notes to Consolidated Financial Statements for further information.

Other Expense

Other expense, net decreased $18.4 million to $55.9 million for the year ended January 3, 2022 from $74.4 million for the year ended December 28, 2020. The decrease in other expense, net was primarily due to:

•	a decrease in interest expense of $27.7 million due to overall lower levels of debt outstanding,
•	an increase in other income of $4.2 million for the year ended January 3, 2022 related to the change in fair value of warrant liabilities,
•	partially offset by $15.2 million of loss on extinguishment of debt.

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

Income Taxes

The provision for income taxes increased $45.5 million to an income tax expense of $15.6 million for the year ended January 3, 2022 from an income tax benefit of $29.9 million for the year ended December 28, 2020. The change in income tax from a benefit to an expense in 2021 was primarily due to an increase in pre-tax book income, the absence of beneficial tax examination settlement in 2020, and an increase in the valuation allowance set up against certain state tax credits. The increase in tax expense was partially offset by a tax benefit related to the retroactive approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China (including the impact on the respective subsidiaries’ deferred tax amounts).

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the US federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us, as well as changes in valuation allowances, certain non-deductible items, global intangible low taxed income, and the establishment of a deferred tax liability related to unremitted foreign earnings.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of debt, and borrowings under our Revolving Credit Facility. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, fund working capital requirements, to repay debt obligations, and to repurchase common stock. We anticipate that financing capital expenditures, financing acquisitions, funding working capital requirements, servicing debt, and potential share repurchases will be the principal demands on our cash in the future.

Cash flow provided by operating activities from continuing operations during the year ended January 3, 2022 was $176.6 million as compared to $247.7 million in the same period in 2020. The decrease in cash flow was primarily due to increased investment in working capital and the collection of Mobility-related accounts receivable after the sale of the business unit in 2020. See Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements for further information. This is partially offset by an increase in net income from continuing operations of $70.8 million.

Net cash used in investing activities for continuing operations was approximately $84.1 million for the year ended January 3, 2022, primarily reflecting $82.0 million for purchases of property, plant and equipment and other assets, $3.2 million investment in unconsolidated joint venture, less $1.4 million for proceeds from sale of property, plant and equipment and other assets. Net cash used in investing activities for continuing operations was approximately $93.6 million for the year ended December 28, 2020 comprised primarily of purchases of property, plant and equipment and other assets.

Net cash used in financing activities for continuing operations during the year ended January 3, 2022 was $7.2 million, primarily reflecting repayment of long-term debt of $425.8 million, repurchases of common stock of $64.7 million, capital equipment financing of $7.5 million, payment of debt issuance costs of $6.0 million, and cash used to settle warrants of $3.2 million, less the proceeds from long-term debt borrowing of $500.0 million. Net cash used in financing activities for continuing operations was approximately $642.3 million for the year ended December 28, 2020, primarily reflecting repayment of long-term debt of $650.0 million.

We received pre-tax proceeds from the sale of the Mobility business unit, net of cash disposed, of $507.5 million during the year ended December 28, 2020, which have been presented in the consolidated statements of cash flows within net cash provided by investing activities from discontinued operations.

As of January 3, 2022, we had cash and cash equivalents of approximately $537.7 million, of which approximately $201.8 million was held by our foreign subsidiaries, primarily in China. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for the repatriation of this cash.

Our 2022 capital expenditure plan is expected to be in the range of $90.0 million to $110.0 million.

Share Repurchases

On February 3, 2021, our board of directors authorized a share repurchase program allowing us to repurchase up to $100.0 million of our common stock. During 2021, we repurchased a total of 4.7 million shares of our common stock for $64.7 million (including commissions). Under the authorization, which expires on February 3, 2023, we expect to repurchase additional shares, which may be in open market or in private transactions.

Long-term Debt and Letters of Credit

As of January 3, 2022, we had $927.8 million of outstanding debt, net of discount and debt issuance costs, composed of $494.5 million of Senior Notes due March 2029, $403.3 million of a Term Loan due September 2024, and $30.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL).

Pursuant to the terms of the Term Loan Facility and Senior Notes due 2029, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of January 3, 2022, we were in compliance with the covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

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

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases as of January 3, 2022.

A summary of our long-term debt obligations as of January 3, 2022 is included in Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our aggregate interest on debt obligations as of January 3, 2022 amounted to $178.7 million, which are expected to be settled as follows: $31.1 million within 1 year, $59.2 million within 1-3 years, $40.0 million within 4-5 years, and $48.4 million after 5 years. For debt obligations based on variable rates, interest rates used are as of January 3, 2022.

Our derivative liabilities of $4.3 million as of January 3, 2022 are expected to be settled within one year.

We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory. These purchase orders are generally short-term in nature. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory, although exceptions are made to this policy in certain situations. In addition, a substantial portion of catalog items covered by our purchase orders are procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, our liability from purchase obligations under these purchase orders is not expected to be significant.

A summary of our lease obligations as of January 3, 2022 is included in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Seasonality

Historically, we experienced significant seasonality in revenues with a softer first half of the fiscal year and generally ramping volumes in the third quarter which usually peaked in the fourth quarter. After the divestiture of our former Mobility business unit in 2020, this pattern has changed. Barring end market demand changes, we now tend to experience modest seasonal softness in the first and third quarters due to holidays and vacation periods in China and North America, respectively, which limit production leading to stronger revenue levels in the second and fourth quarters.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of January 3, 2022, the fair value of the interest rate swap was recorded as a liability in the amount of $4.3 million and included as a component of other current liabilities. No ineffectiveness was recognized for the year ended January 3, 2022. During the year ended January 3, 2022, the interest rate swap increased interest expense by $11.3 million.

See Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of our financing facilities and capital structure. As of January 3, 2022, approximately 96.2% of our total debt was based on fixed rates. Based on our borrowings as of January 3, 2022, an assumed 100 basis point increase in variable rates would cause our annual interest cost to increase by $0.4 million and an assumed 100 basis point decrease in variable rates would cause our annual interest cost to decrease by $0.1 million.

On July 27, 2017, the Financial Conduct Authority (FCA) announced the desire to phase out the use of LIBOR by the end of 2021. More recently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative. Specifically, this occurred immediately after December 31, 2021, in the case of all Sterling, Euro, Swiss franc and Japanese yen (JPY) settings, and the 1-week, and 2-month U.S. dollar settings; and immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. However, U.S. banking regulators have made it clear that U.S.-dollar LIBOR originations should end by no later than December 31, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate in existing contracts. On July 29, 2021, the Alternative Reference Rates Committee (ARRC) announced that it is now formally recommending CME Group’s forward-looking Secured Overnight Financing Rate term rates (SOFR Term Rates). In accordance with recommendations from ARRC, U.S.-dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (SOFR) and SOFR Term Rates, a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. Further, the International Swaps and Derivatives Association, Inc. recently announced fallback language for LIBOR-referencing derivatives contracts that also provides for SOFR as the primary replacement rate in the event of a LIBOR cessation.

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

Foreign Currency Risks

In the normal course of business, we are exposed to risks associated with fluctuations in foreign currency exchange rates related to transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Most of our foreign operations have the U.S. Dollar as their functional currency, however, two of our China facilities utilize the Renminbi (RMB), which results in recognition of translation adjustments included as a component of other comprehensive income (loss). Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. Our primary foreign exchange exposure is to the RMB. Except for certain equipment purchases, we do not engage in hedging to manage this foreign currency risk. However, we may consider the use of derivatives in the future. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. There were no forward exchange contracts as of January 3, 2022. As of December 28, 2020, the notional amount of the foreign exchange contracts was approximately $1.2 million (JPY 125.0 million). We designated certain of these foreign exchange contracts as cash flow hedges.

Commodity Price Risks

We are exposed to certain commodity risks associated with prices for various raw materials. In particular, we have been experiencing increasing prices and lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. This may negatively affect our profitability. CCLs are made from epoxy resin, glass cloth and copper foil, all of which are seeing limited supply and resulting in increased prices. We only buy a small amount of copper directly. However, copper is a major driver of laminate cost. We are hedging copper as a proxy for hedging laminate. As of January 3, 2022, we had commodity contracts with a notional quantity of (i) 500 metric tonnes for the period beginning January 4, 2022 and ending on March 31, 2022, (ii) 500 metric tonnes for the period beginning April 5, 2022 and ending on June 29, 2022, (iii) 630 metric tonnes for the period beginning June 30, 2022 and ending on October 3, 2022, and (iv) 700 metric tonnes for the period beginning October 4, 2022 and ending on January 3, 2023. As of January 3, 2022, the fair value of the commodity contracts was recorded as an asset in the amount of $0.3 million and included as a component of prepaid expenses and other current assets. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Debt Instruments

The table below presents the fiscal calendar maturities of long-term debt through 2026 and thereafter of our debt instruments as of January 3, 2022:

	As of January 3, 2022
	2022	2023	2024 (1)	2025	2026	Thereafter	Total	Fair Market Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$—	$435,879	$—	$—	$—	$435,879	$436,135	2.52%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	498,200	4.00%
Total	$—	$—	$435,879	$—	$—	$500,000	$935,879	$934,335

(1)	Interest rate swap effectively fixed $400,000 of variable rate debt.

Interest Rate Swap Contracts

As of January 3, 2022, the fair value of the interest rate swap was recorded as a liability in the amount of $4.3 million. The table below presents information regarding our interest rate swap for the year ended January 3, 2022:

For the Year Ended January 3, 2022
(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(11,703)
Average interest received rate	0.10%
Interest received amount	431

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of January 3, 2022 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the supervision of and with the participation of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 3, 2022 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 3, 2022.

The effectiveness of our internal control over financial reporting as of January 3, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 52 of this Report.

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

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 51 of this Report.

(b)	Exhibits

Exhibit Number	Exhibits

2.1	Stock Purchase Agreement between TTM Technologies, Inc. and Anaren Holdings, LLC dated December 1, 2017(20)

2.4	Equity Interests Purchase Agreement, dated as of January 20, 2020, by and among TTM Technologies, Inc., TTM Technologies China Limited and AKMMeadville Electronics (Xiamen) Co., Ltd.(9)

3.1(a)	Registrant’s Certificate of Incorporation, as amended June 3, 2011(1(a))

3.1(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, dated May 12, 2016(1(b))

3.2	Registrant’s Fifth Amended and Restated Bylaws, as amended August 3, 2021(2)

4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer & Trust Company(3)

4.3	Form of Registrant’s common stock certificate(4)

4.8	Indenture, dated as of December 20, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC(6)

4.10	Description of the Registrant’s Securities(25)

4.11	Indenture dated as of March 10, 2021, by and among the Company, the Guarantors named therein, and Wilmington Trust, National Association, as Trustee(26)

4.12	Form of 4.000% Senior Notes due 2029(27)

4.13	Second Supplemental Indenture dated as of March 9, 2021 by and among the Company, the Guarantors named therein, and Wilmington Trust, National Association, as Trustee(26)

10.13‡	TTM Technologies, Inc. 2014 Incentive Compensation Plan(7)

10.15	Form of Director and Officer Indemnification Agreement, dated December 10, 2014(8)

10.20	Special Security Agreement by and among Tang Hsiang Chien, Su Sih (BVI) Limited, the Registrant and the United States Department of Defense, dated October 19, 2010(10)

10.22‡	Executive and Director Deferred Compensation Plan(11)

10.24	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(6)

10.25	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(6)

10.26	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(6)

10.27	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(6)

10.28	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(6)

10.29	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(6)

10.30	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(12)

10.31	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(12)

10.32	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(12)

10.33	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(12)

10.34	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(12)

10.35	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(12)

10.40	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(17)

10.41	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(13)

10.42	TTM Technologies, Inc. Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(17)

10.43	Form of Executive Change in Control Severance Agreement and schedule of agreements(13)

10.44	Facility Agreement, dated May 22, 2015, by and among TTM Technologies Enterprises (HK) Limited, The Hongkong and Shanghai Banking Corporation Limited, and the other parties named therein(14)

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

10.57	Payment Guarantee, dated January 21, 2020, issued by DBS Bank Ltd, Hong Kong Branch on behalf of the Seller(9)

10.58	Payment Guarantee, dated January 21, 2020, issued by Bank of China (Hong Kong) Limited on behalf of the Seller(9)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference (a) to the Registrant’s Form 8-K as filed with the Commission on June 6, 2011 and (b) to the Registrant’s Form 8-K as filed with the Commission on May 18, 2016.
(2)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 4, 2021.
(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 15, 2008.
(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on August 30, 2005.
(5)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Commission on August 7, 2019.
(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 20, 2013.
(7)	Incorporated by reference to the Registrant’s Form S-8 as filed with the Commission on August 13, 2014.
(8)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on December 15, 2014.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on January 22, 2020.
(10)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on October 22, 2010.
(11)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on September 19, 2011.
(12)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on January 14, 2014.
(13)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on May 5, 2015.
(14)	Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on May 29, 2015.
(15)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 10, 2015.
(16)	Incorporated by reference to the Registrant’s Form S-8 as filed with the Commission on June 1, 2016.
(17)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on August 4, 2016.
(18)	Incorporated by reference to the Registrant’s Form 10-Q as filed with the Commission on November 3, 2016.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 29, 2017.
(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 4, 2017.
(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on December 14, 2017.
(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on April 18, 2018.
(23)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on February 26, 2019.
(24)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on June 6, 2019.
(25)	Incorporated by reference to the Registrant’s Form 10-K filed with the Commission on February 22, 2021.
(26)	Incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 10, 2021.
(27)	Included as exhibits to the Indenture filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on March 10, 2021.
‡	Management contract or Compensation Plan
*	Filed herewith
(c)	Financial Statement Schedules

None.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TTM TECHNOLOGIES, INC.

By:	/s/ Thomas T. Edman
Thomas T. Edman President and Chief Executive Officer

Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas T. Edman Thomas T. Edman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022

/s/ Todd B. Schull Todd B. Schull	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022

/s/ Rex G. Geveden Rex G. Geveden	Chairman of the Board	March 1, 2022

/s/ Kenton K. Alder Kenton K. Alder	Director	March 1, 2022

/s/ Julie S. England Julie S. England	Director	March 1, 2022

/s/ Philip G. Franklin Philip G. Franklin	Director	March 1, 2022

/s/ Pamela B. Jackson Pamela B. Jackson	Director	March 1, 2022

/s/ Chantel E. Lenard Chantel E. Lenard	Director	March 1, 2022

/s/ John G. Mayer John G. Mayer	Director	March 1, 2022

/s/ Dov S. Zakheim Dov S. Zakheim	Director	March 1, 2022

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TTM Technologies, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the Company) as of January 3, 2022 and December 28, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 3, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2022 and December 28, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended January 3, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the sufficiency of audit evidence over net sales

As discussed in Note 1 to the consolidated financial statements, the Company recorded approximately $2,248,740 thousand of net sales during the year ended January 3, 2022. Net sales are recognized primarily from the sale of printed circuit boards, custom electronic assemblies using customer-supplied engineering and design plans as well as long-term contracts related to the design and manufacture of radio-frequency and microwave components, assemblies and subsystems around the world.

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

Irvine, California

March 1, 2022

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of
	January 3,	December 28,
	2022	2020
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$537,678	$451,565
Accounts receivable, net	386,347	381,105
Contract assets	324,862	273,256
Inventories	127,612	115,651
Prepaid expenses and other current assets	30,914	27,181
Total current assets	1,407,413	1,248,758
Property, plant and equipment, net	665,755	650,435
Operating lease right-of-use assets	20,802	24,340
Goodwill	637,324	637,324
Definite-lived intangibles, net	239,918	281,307
Deposits and other non-current assets	54,335	53,780
Total assets	$3,025,547	$2,895,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$361,484	$327,102
Contract liabilities	14,189	4,254
Accrued salaries, wages and benefits	89,446	97,268
Other current liabilities	93,029	89,422
Total current liabilities	558,148	518,046
Long-term debt, net of discount and issuance costs	927,818	842,853
Operating lease liabilities	15,252	17,211
Other long-term liabilities	68,912	73,825
Total long-term liabilities	1,011,982	933,889
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 108,194 and 106,770 shares issued as of January 3, 2022 and December 28, 2020, respectively; 103,533 and 106,770 shares outstanding as of January 3, 2022 and December 28, 2020, respectively	108	107
Treasury stock – common stock at cost; 4,661 shares as of January 3, 2022	(63,807)	—
Additional paid-in capital	840,113	830,971
Retained earnings	706,258	651,844
Accumulated other comprehensive loss	(27,255)	(38,913)
Total stockholders’ equity	1,455,417	1,444,009
Total liabilities and stockholders' equity	$3,025,547	$2,895,944

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Year Ended
	January 3,	December 28,	December 30,
	2022	2020	2019
	(In thousands, except per share data)
Net sales	$2,248,740	$2,105,322	$2,133,210
Cost of goods sold	1,876,729	1,746,299	1,756,033
Gross profit	372,011	359,023	377,177
Operating expenses:
Selling and marketing	63,016	63,882	69,171
General and administrative	124,865	122,477	129,284
Research and development	18,146	19,770	17,937
Amortization of definite-lived intangibles	35,748	38,838	45,776
Restructuring charges	4,245	16,764	5,380
Impairment of goodwill	—	69,200	—
Total operating expenses	246,020	330,931	267,548
Operating income	125,991	28,092	109,629
Other (expense) income:
Interest expense	(45,475)	(73,156)	(82,087)
Loss on extinguishment of debt	(15,217)	—	—
Other, net	4,754	(1,213)	6,784
Total other expense, net	(55,938)	(74,369)	(75,303)
Income (loss) from continuing operations before income taxes	70,053	(46,277)	34,326
Income tax (provision) benefit	(15,639)	29,891	(2,405)
Net income (loss) from continuing operations	54,414	(16,386)	31,921
Income from discontinued operations, net of income taxes	—	193,921	9,380
Net income	$54,414	$177,535	$41,301

Earnings per share:
Basic earnings (loss) per share from continuing operations	$0.51	$(0.15)	$0.30
Basic earnings per share from discontinued operations	—	1.82	0.09
Basic earnings per share	$0.51	$1.67	$0.39

Diluted earnings (loss) per share from continuing operations	$0.50	$(0.15)	$0.30
Diluted earnings per share from discontinued operations	—	1.82	0.09
Diluted earnings per share	$0.50	$1.67	$0.39

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

	For the Year Ended
	January 3,	December 28,	December 30,
	2022	2020	2019
	(In thousands)
Net income	$54,414	$177,535	$41,301
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	2,722	(1,271)	(300)
Reclassification adjustment for foreign currency translation	—	(346)	—
Derecognition of foreign currency translation adjustments due to sale of Mobility business unit	—	(27,341)	—
Foreign currency translation adjustments, net	928	1,745	(463)
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	—	384	—
Net unrealized losses on cash flow hedges:
Unrealized loss on effective cash flow hedges during the year, net	(515)	(8,718)	(7,296)
Loss realized in the statement of operations, net	8,523	6,720	1,893
Net	8,008	(1,998)	(5,403)
Other comprehensive income (loss), net of tax	11,658	(28,827)	(6,166)
Comprehensive income, net of tax	$66,072	$148,708	$35,135

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(In thousands)
Balance, December 31, 2018	103,687	$104	—	$—	$797,895	$433,008	$(3,920)	$1,227,087
Net income	—	—	—	—	—	41,301	—	41,301
Other comprehensive loss	—	—	—	—	—	—	(6,166)	(6,166)
Redemption of convertible notes, net	—	—	—	—	(1)	—	—	(1)
Issuance of common stock for performance-based restricted stock units	693	1	—	—	(1)	—	—	—
Issuance of common stock for restricted stock units	1,130	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	16,816	—	—	16,816
Balance, December 30, 2019	105,510	$106	—	$—	$814,708	$474,309	$(10,086)	$1,279,037
Net income	—	—	—	—	—	177,535	—	177,535
Other comprehensive loss	—	—	—	—	—	—	(28,827)	(28,827)
Exercise of stock options	20	—	—	—	191	—	—	191
Issuance of common stock for performance-based restricted stock units	187	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	1,053	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	16,073	—	—	16,073
Balance, December 28, 2020	106,770	$107	—	$—	$830,971	$651,844	$(38,913)	$1,444,009
Net income	—	—	—	—	—	54,414	—	54,414
Other comprehensive income	—	—	—	—	—	—	11,658	11,658
Issuance of common stock for performance-based restricted stock units	135	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	1,200	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(4,723)	(64,726)	—	—	—	(64,726)
Fair value of warrants reclassified to warrant liabilities	—	—	—	—	(7,649)	—	—	(7,649)
Issuance of stock from warrant exercises	89	—	62	919	(919)	—	—	—
Stock-based compensation	—	—	—	—	17,711	—	—	17,711
Balance, January 3, 2022	108,194	$108	(4,661)	$(63,807)	$840,113	$706,258	$(27,255)	$1,455,417

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands)
Cash flows from operating activities:
Net income	$54,414	$177,535	$41,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	85,942	120,947	166,574
Amortization of definite-lived intangible assets	41,389	45,182	53,296
Amortization of debt discount and issuance costs	2,110	17,451	14,265
Loss on extinguishment of debt	15,217	—	—
Deferred income taxes	9,745	6,653	(12,454)
Stock-based compensation	17,711	16,073	16,816
Impairment of goodwill	—	69,200	—
Gain on sale of the Mobility business unit	—	(237,253)	—
Other	(9,650)	1,968	(2,142)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,242)	122,547	19,501
Contract assets	(51,606)	(25,093)	(494)
Inventories	(11,961)	1,380	(12,642)
Prepaid expenses and other current assets	(5,023)	(3,452)	1,802
Accounts payable	40,951	1,210	42,045
Contract liabilities	9,935	416	618
Accrued salaries, wages and benefits	(7,822)	7,940	3,770
Other liabilities	(9,478)	(35,528)	(20,319)
Net cash provided by operating activities	176,632	287,176	311,937
Cash flows from investing activities:
Proceeds from sale of the Mobility business unit, net of cash disposed	—	507,466	—
Purchase of property, plant and equipment and other assets	(81,951)	(103,289)	(142,576)
Proceeds from sale of property, plant and equipment and other assets	1,427	738	6,604
Investment in unconsolidated joint venture	(3,188)	—	—
Other	(431)	(623)	—
Net cash (used in) provided by investing activities	(84,143)	404,292	(135,972)
Cash flows from financing activities:
Proceeds from long-term debt borrowing	500,000	—	—
Repayment of long-term debt borrowings	(425,838)	(649,975)	(30,000)
Payment of debt issuance costs	(5,960)	—	(1,803)
Proceeds from exercise of stock options	—	191	—
Repurchases of common stock	(64,726)	—	—
Cash used to settle warrants	(3,231)	—	—
Redemption of convertible notes	—	—	(10)
Other	(7,477)	7,478	—
Net cash used in financing activities	(7,232)	(642,306)	(31,813)
Effect of foreign currency exchange rates on cash and cash equivalents	856	2,249	(358)
Net increase in cash and cash equivalents	86,113	51,411	143,794
Cash and cash equivalents at beginning of year	451,565	400,154	256,360
Cash and cash equivalents at end of year	537,678	451,565	400,154
Cash and cash equivalents in assets held for sale	—	—	(20,336)
Cash and cash equivalents as presented on the consolidated balance sheet	$537,678	$451,565	$379,818
Supplemental cash flow information:
Cash paid, net for interest	$42,364	$59,209	$71,267
Cash paid, net for income taxes	5,211	18,081	20,120
Net cash provided by operating activities from discontinued operations	—	39,462	16,123
Net cash provided by (used in) investing activities from discontinued operations	—	497,916	(24,155)
Net cash used in financing activities from discontinued operations	—	—	—
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in accounts payable	$33,323	$29,002	$58,606
Issuance of common stock for warrant settlement	2,268	—	—
Supplemental disclosure of noncash investing activities from discontinued operations:
Property, plant and equipment recorded in accounts payable	$—	$—	$8,918

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

The Company operates on a 52 or 53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Fiscal year 2021 consisted of 53 weeks ended on January 3, 2022, with the additional week included in the fourth quarter. Fiscal year 2020 and 2019 were 52 weeks ended on December 28, 2020 and December 30, 2019, respectively. All references to years relate to fiscal years unless otherwise noted.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Due to the coronavirus (COVID-19) global pandemic, the global economy and financial markets have been volatile, have contributed to disruptions in global supply chains and labor shortages, and there is a significant amount of uncertainty about the length and severity of the consequences caused by the ongoing pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. The actual results the Company experienced may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, the Company’s future result of operations will be affected.

Principles of Consolidation

The consolidated financial statements include the accounts of TTM and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation and Transactions

The functional currency of certain of the Company’s subsidiaries is the Chinese Renminbi (RMB). Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive (loss) income in the consolidated statement of stockholders’ equity and the consolidated statement of comprehensive income. Net losses resulting from foreign currency remeasurements and transactions are included in expenses as a component of other, net in the consolidated statements of operations and totaled $5,033, $10,475 and $467 for the years ended January 3, 2022, December 28, 2020 and December 30, 2019, respectively.

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

The Company’s allowance for doubtful accounts was $1,558, $2,886, and $1,929 as of January 3, 2022, December 28, 2020 and December 30, 2019, respectively.

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

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income in the period incurred. Depreciation and amortization expense on property, plant and equipment was $85,942, $99,572, and $93,370 for the years ended January 3, 2022, December 28, 2020 and December 30, 2019, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $936, $1,783 and $1,810 during the years ended January 3, 2022, December 28, 2020 and December 30, 2019, respectively, in connection with various capital projects.

Major renewals and betterments are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and repairs are included in operating income as incurred.

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is assessed for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. Goodwill is allocated to reporting units, which are operating segments or one level below the Company’s operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

economic characteristics. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs a quantitative impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair values of its reporting units using a combination of the discounted cash flow (DCF) and market approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. See Note 5 for further details.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, and lease liabilities are included in other current liabilities and operating lease liabilities on the consolidated balance sheets. Finance lease ROU assets are included in property, plant and equipment, net and lease liabilities are included in other current liabilities and other long-term liabilities on the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating and finance lease ROU assets also include any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective interest method over the lease term.

The Company has lease agreements with lease and non-lease components and accounts for the lease and non-lease components as a single lease component.

Revenue Recognition

The Company derives revenues primarily from the sale of PCBs, custom electronic assemblies using customer-supplied engineering and design plans as well as the design and manufacture of RF and microwave components and assemblies. In the absence

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

of a sales agreement, the Company’s standard terms and conditions apply. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

Performance Obligations

Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized upon transfer of control of the products to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation as the promise to transfer the individual good or service is not separately identifiable from other promises in the contract and is, therefore, not distinct. As of January 3, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for the Company’s long-term contracts was $8,071. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months with the remaining amount recognized thereafter. The remaining performance obligations for the Company’s short-term contracts are expected to be recognized within one year.

Transaction Price

The Company provides customers a limited right of return for defective PCBs including components, subsystems and assemblies. Estimates of returns are treated as variable consideration for purposes of determining the transaction price. The Company accrues an estimate for sales returns and allowances progressively over time based on the extent of progress towards completion of the performance obligation using the Company’s judgment based on historical results and anticipated returns. To the extent actual experience varies from its historical experience, revisions to the sales returns and allowances accrual may be required. Sales returns and allowances are recorded as a reduction of revenue and included as a component of other current liabilities on the consolidated balance sheets. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold. Warranty-related services are not considered a separate performance obligation. Incremental warranty costs that are not related to sales returns are recorded in other current liabilities on the consolidated balance sheets and cost of goods sold on the consolidated statements of operations. The following summarizes the activity in the Company’s sales returns and allowances for the years ended January 3, 2022, December 28, 2020 and December 30, 2019:

	For the Year Ended
	January 3,	December 28,	December 30,
	2022	2020	2019
	(In thousands)
Balance at beginning of year	$13,015	$12,717	$15,296
Addition charged as a reduction of sales	5,635	7,658	15,632
Deductions	(5,767)	(7,389)	(18,228)
Effect of foreign currency exchange rates	(30)	29	17
Balance at end of year	$12,853	$13,015	$12,717

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Contract Balances

Accounts receivable represents the Company’s unconditional right to receive consideration from its customer. Payments are generally due within 90 days or less of invoicing and do not include a significant financing component. To date, there have been no material credit losses on accounts receivable.

A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified as current assets and are transferred to receivables when the entitlement to payment becomes unconditional. The Company’s contract assets are generally converted to trade account receivables within 90 days, at which time the Company is entitled to payment of the fixed price upon delivery of the finished product subject to customer payment terms. Contract assets were $324,862 and $273,256 as of January 3, 2022 and December 28, 2020, respectively, and represent unbilled amounts for work performed to date. In 2021, there were no material impairment losses on contract assets.

A contract liability is recognized when the Company has received payment in advance for the future transfer of goods or services. The Company’s contract liabilities are generally converted to revenue within 180 days. Contract liabilities were $14,189 and $4,254 as of January 3, 2022 and December 28, 2020, respectively, and represent customer advances for work yet to be performed.

The change in the balances of the Company’s contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments.

The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard. All incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Disaggregated Revenue

Revenue from products and services transferred to customers over time and at a point in time accounted for 97% and 3%, respectively, of the Company’s revenue in 2021, and 98% and 2%, respectively, of the Company’s revenue in 2020 and 2019.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	For the Year Ended January 3, 2022
	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$727,868	$137	$—	$728,005
Automotive	407,063	—	3,642	410,705
Data Center Computing (2)	323,528	457	—	323,985
Medical/Industrial/Instrumentation	416,504	4,880	25	421,409
Networking/Communications	297,569	49,059	1	346,629
Other	14,369	4,050	(412)	18,007
Total	$2,186,901	$58,583	$3,256	$2,248,740

	For the Year Ended December 28, 2020
	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$745,050	$189	$646	$745,885
Automotive	269,755	—	49,100	318,855
Cellular Phone	1,341	—	—	1,341
Data Center Computing (2)	258,078	834	124	259,036
Medical/Industrial/Instrumentation	375,106	2,967	9,622	387,695
Networking/Communications	308,421	39,160	23,003	370,584
Other	23,167	1,506	(2,747)	21,926
Total	$1,980,918	$44,656	$79,748	$2,105,322

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 30, 2019
	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$696,287	$777	$535	$697,599
Automotive	302,194	—	101,911	404,105
Cellular Phone	1,224	—	—	1,224
Data Center Computing (2)	235,697	1,588	206	237,491
Medical/Industrial/Instrumentation	332,545	3,752	28,688	364,985
Networking/Communications	317,536	43,333	30,205	391,074
Other	24,145	12,865	(278)	36,732
Total	$1,909,628	$62,315	$161,267	$2,133,210

(1)	Other represents results from the now closed SH E-MS and SZ facilities.
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

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company expects its earnings attributable to foreign subsidiaries will not be indefinitely reinvested except in certain circumstances where we have established a deferred tax liability for foreign withholding and estimated federal/state tax impact. For those other companies with earnings currently being reinvested outside of the U.S., no deferred tax liabilities on undistributed earnings are recorded.

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

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU as of December 29, 2020 and it did not have a material impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which provides guidance on disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(2)	Leases

The Company leases some of its manufacturing and assembly plants, sales offices and equipment under non-cancellable operating leases and finance leases that expire at various dates through 2049. The majority of the Company’s lease arrangements are comprised of fixed payments, and certain leases consist of variable payments based on equipment usage. These variable payments are not included in the measurement of the ROU asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. Certain leases contain renewal provisions at the Company’s option. Most of the leases require the Company to pay for certain other costs such as property taxes and maintenance. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense were as follows:

	For the Year Ended
	January 3, 2022	December 28, 2020
	(In thousands)
Operating lease cost	$7,907	$9,304
Variable lease cost	798	529
Short-term lease cost	338	525
Finance lease costs:
Amortization of right-of-use assets	538	—
Interest on lease liabilities	159	—

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	January 3, 2022	December 28, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,308	$8,865
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	8,651	10,036
Finance leases	15,297	—

Supplemental balance sheet information related to leases was as follows:

		As of
	Balance Sheet Location	January 3, 2022	December 28, 2020
		(In thousands)
Assets:
Operating leases	Operating lease right-of-use assets	$20,802	$24,340
Finance leases	Property, plant and equipment, net	14,759	—
Total lease assets		$35,561	$24,340
Liabilities:
Current:
Operating leases	Other current liabilities	$6,362	$8,144
Finance leases	Other current liabilities	698	—
Long-term:
Operating leases	Operating lease liabilities	15,252	17,211
Finance leases	Other long-term liabilities	14,317	—
Total lease liabilities		$36,629	$25,355

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	As of
	January 3, 2022	December 28, 2020
Weighted average remaining lease term (years):
Operating leases	3.9	4.2
Finance leases	14.6	—
Weighted average discount rate:
Operating leases	2.56%	3.31%
Finance leases	2.68%	—

Maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In thousands)
Less than one year	$6,833	$1,089
1 - 2 years	6,085	1,110
2 - 3 years	4,910	1,135
3 - 4 years	2,618	1,146
4 - 5 years	1,458	1,175
Thereafter	901	12,656
Total lease payments	22,805	18,311
Less imputed interest	(1,191)	(3,296)
Total	$21,614	$15,015

(1)	Excludes $851 of legally binding minimum lease payments for leases signed but not yet commenced.
(3)	Discontinued Operations

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

As the sale of the Company’s Mobility business unit represents a strategic shift that had a major effect on the Company’s operations and financial results, in accordance with the provisions of FASB authoritative guidance on the presentation of financial statements, Mobility business unit results are classified as discontinued operations in the consolidated statements of operations for all periods presented.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the results of Mobility operations for each period prior to sale:

	For the Year Ended
	December 28,	December 30,
	2020	2019
	(In thousands, except per share data)
Net sales	$143,951	$556,098
Cost of goods sold	136,800	531,592
Gross profit	7,151	24,506
Operating expenses:
Selling and marketing	1,461	4,840
General and administrative	2,317	4,875
Research and development	147	—
Amortization of definite-lived intangibles	809	2,698
Restructuring charges	—	1,601
Total operating expenses	4,734	14,014
Operating income	2,417	10,492
Other (expense) income:
Interest expense	(223)	(1,147)
Gain on sale of the Mobility business unit	237,253	—
Other, net	1,160	2,513
Total other income, net	238,190	1,366
Income from discontinued operations before income taxes	240,607	11,858
Income tax provision	(46,686)	(2,478)
Income from discontinued operations, net of income taxes	$193,921	$9,380

Earnings per share from discontinued operations:
Basic earnings per share	$1.82	$0.09
Diluted earnings per share	$1.82	$0.09

Depreciation expense related to the discontinued operations for the years ended December 28, 2020 and December 30, 2019, was $21,375 and $73,204, respectively.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(4)	Composition of Certain Consolidated Financial Statement Captions

	As of
	January 3, 2022	December 28, 2020
	(In thousands)
Inventories:
Raw materials	$114,653	$103,890
Work-in-process	9,620	7,841
Finished goods	3,339	3,920
	$127,612	$115,651
Property, plant and equipment, net:
Land and land use rights	$62,015	$61,781
Buildings and improvements	429,344	398,540
Machinery and equipment	891,925	832,723
Furniture and fixtures and other	10,360	10,304
Construction-in-progress	25,554	33,191
	1,419,198	1,336,539
Less: Accumulated depreciation	(753,443)	(686,104)
	$665,755	$650,435
Other current liabilities:
Sales return and allowances	$12,853	$13,015
Interest	8,741	7,157
Income taxes payable	7,162	2,428
Operating lease	6,362	8,144
Derivative liabilities	4,295	—
Finance leases	698	—
Restructuring	34	7,382
Other	52,884	51,296
	$93,029	$89,422
Other long-term liabilities:
Deferred income taxes	$28,361	$23,704
Finance leases	14,317	—
Defined benefit pension plan liability	5,276	9,986
Derivative liabilities	—	14,968
Other	20,958	25,167
	$68,912	$73,825

(5)	Goodwill

As of January 3, 2022, December 28, 2020 and December 30, 2019, goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
Balance as of December 30, 2019
Goodwill	$700,724	$177,200	$877,924
Accumulated impairment losses	(171,400)	—	(171,400)
	529,324	177,200	706,524
Impairment loss during the year ended December 28, 2020	—	(69,200)	(69,200)
Balance as of December 28, 2020 and January 3, 2022
Goodwill	700,724	177,200	877,924
Accumulated impairment losses	(171,400)	(69,200)	(240,600)
	$529,324	$108,000	$637,324

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

In the fourth quarter of 2021, the Company performed its annual goodwill impairment test qualitatively and concluded that it was more likely than not that there was no impairment to goodwill.

(6)	Definite-lived Intangibles

As of January 3, 2022 and December 28, 2020, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
January 3, 2022
Customer relationships	$366,071	$(154,461)	$211,610	11.3
Technology	47,650	(19,342)	28,308	9.5
	$413,721	$(173,803)	$239,918

December 28, 2020
Customer relationships	$397,500	$(150,142)	$247,358	10.9
Technology	47,650	(13,701)	33,949	9.5
	$445,150	$(163,843)	$281,307

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $41,389, $44,373 and $50,598 for the years ended January 3, 2022, December 28, 2020 and December 30, 2019, respectively. For the years ended January 3, 2022, December 28, 2020 and December 30, 2019, $5,641, $5,535 and $4,822, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
2022	$38,631
2023	36,699
2024	29,516
2025	25,397
2026	25,397
Thereafter	84,278
$239,918

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(7)	Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of January 3, 2022 and December 28, 2020:

	Interest Rate as of January 3, 2022	Principal Outstanding as of January 3, 2022	Interest Rate as of December 28, 2020	Principal Outstanding as of December 28, 2020
	(In thousands)
Senior Notes due March 2029	4.00%	$500,000	—%	$—
Term Loan due September 2024	2.60	405,879	2.65	405,879
Senior Notes due October 2025	—	—	5.63	375,000
U.S. ABL Revolving Loan due June 2024	—	—	1.40	40,000
Asia ABL Revolving Loan due June 2024	1.50	30,000	1.55	30,000
		935,879		850,879
Less: Long-term debt unamortized discount		(607)		(814)
Long-term debt unamortized debt issuance costs		(7,454)		(7,212)
		927,818		842,853
Less: current maturities		—		—
Long-term debt, less current maturities		$927,818		$842,853

The fiscal calendar maturities of long-term debt through 2026 and thereafter are as follows:

(In thousands)
2022	$—
2023	—
2024	435,879
2025	—
2026	—
Thereafter	500,000
$935,879

As of January 3, 2022, the Company was in compliance with the financial covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The components of interest expense resulting from the Convertible Senior Notes for the years ended December 28, 2020 and

December 30, 2019 were as follows:

	For the Year Ended
	December 28,	December 30,
	2020	2019
	(In thousands)
Contractual coupon interest	$4,180	$4,374
Amortization of debt discount	$9,926	$9,751
Amortization of debt issuance costs	$995	$977

Term Loan Facility

On April 18, 2018, the Company closed its $600,000 commitment of incremental loans concurrent with the completion of its acquisition of Anaren. At issuance, these incremental loans increased the Company’s existing balance of its Term Loan Facility due 2024 from $348,250 to $948,250. The Term Loan Facility had an outstanding balance of $405,879 as of January 3, 2022 and is included in long-term debt. The Term Loan Facility was issued at a weighted average discount of 99.7% and bears interest, at the Company’s option, at a floating rate of LIBOR plus an applicable interest margin of 2.5%, or an alternate base rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 1.5%. As of January 3, 2022, the interest rate on the outstanding borrowings under the Term Loan Facility was 2.60%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of the domestic assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s Senior Notes due 2029. See Senior Notes due 2029 above.

Pursuant to the Term Loan Credit Agreement, the Company could reinvest the cash proceeds received from the sale of the Mobility business unit for a period of twelve months commencing September 3, 2020. If the proceeds were not reinvested during that time, the Company was required to use the proceeds to prepay the Term Loan. The Company used a portion of the cash proceeds to repay $400,000 of the Term Loan during the year ended December 28, 2020 and used the remaining cash proceeds for reinvestment pursuant to the Term Loan Credit Agreement. Permitted investments, as defined in the Term Loan Credit Agreement, include extensions of trade credit in the ordinary course of business, investments in cash and cash equivalents, permitted acquisitions, investments in assets useful in the business of the Company and its restricted subsidiaries, investments in joint ventures and unrestricted subsidiaries among others.

Based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, the Company may be required to make an additional principal payment on an annual basis beginning after fiscal year 2018, if the Company’s First Lien Leverage Ratio is greater than 2.0. For 2021, the Company is not required to make an additional principal payment as its First Lien Leverage Ratio was less than 2.0. Any remaining outstanding balance under the Term Loan Facility is due at the maturity date of September 28, 2024.

Borrowings under the Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments.

Asset-Based Lending Agreements

In June 2019, the Company amended its U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and its Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively the ABL Revolving Loans). The U.S. ABL credit facility was amended to extend its maturity to June 2024 and decrease the size of the revolving credit facility to $150,000. The Asia ABL credit facility was amended to extend the maturity to June 2024.

The U.S. ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $50,000, provided that at no time may amounts outstanding under the tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the U.S. ABL agreement. Borrowings under the U.S. ABL bear interest at either a floating rate of LIBOR plus a margin of 125 basis points or an alternate base rate (defined as the greater of the prime rate, the New York Fed bank rate plus 0.5% or LIBOR plus 1.0%) subject to a 1.0% floor, plus an applicable margin of 25 basis points, at the Company’s option. The applicable margin can vary based on the remaining availability of the facility, from 125 to 150 basis points for LIBOR-based loans and from 25 to 50 basis points for JP Morgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

increase. The U.S. ABL will mature on June 3, 2024. Loans made under the U.S. ABL are secured first by all of the Company’s domestic cash, receivables and certain inventories as well as by a second position against a significant amount of the domestic assets of the Company and a pledge of 65% of the voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s Senior Notes due 2029. See Senior Notes due 2029 and Convertible Senior Notes above.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. As of January 3, 2022, the interest rate on the outstanding borrowings under the Asia ABL was 1.50%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on June 4, 2024. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes due 2029. See Senior Notes due 2029 above. As of January 3, 2022, $30,000 under the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

As of January 3, 2022, letters of credit in the amount of $9,231 were outstanding under the U.S. ABL and $3,197 were outstanding under the Asia ABL with various expiration dates through April 2022. Available borrowing capacity under the U.S. ABL and the Asia ABL was $140,769 and $116,803, respectively, which considers letters of credit outstanding as of January 3, 2022.

The Company is required to pay a commitment fee of 0.25% per annum on any unused portion of the U.S. ABL and 0.28% per annum on any unused portion of the Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $663, $541 and $703 for the years ended January 3, 2022, December 28, 2020 and December 30, 2019, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios.

Debt Issuance and Debt Discount

As of January 3, 2022 and December 28, 2020, remaining unamortized debt discount and debt issuance costs for the Senior Notes due 2029, Term Loan Facility and Senior Notes due 2025 are as follows:

	As of January 3, 2022			As of December 28, 2020
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$5,444	$—	4.18%	$—	$—	—%
Term Loan due September 2024	2,010	607	4.66	2,695	814	4.66
Senior Notes due October 2025	—	—	—	4,517	—	5.92
	$7,454	$607		$7,212	$814

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,355 and $1,919 as of January 3, 2022 and December 28, 2020, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

As of January 3, 2022, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 5.2 years.

Loss on Extinguishment of Debt

During the year ended January 3, 2022, the Company recognized losses of $15,217 associated with the premium paid on extinguishment of debt and the write-off of the remaining unamortized debt issuance costs as a result of the repayment of the remaining outstanding balance of the Senior Notes due 2025.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(8)	Income Taxes

The components of income (loss) from continuing operations before income taxes for the years ended January 3, 2022, December 28, 2020 and December 30, 2019 are:

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands)
United States	$(28,057)	$(84,582)	$16,066
Foreign	98,110	38,305	18,260
Income (loss) from continuing operations before income taxes	$70,053	$(46,277)	$34,326

The Company expects its earnings attributable to foreign subsidiaries will not be indefinitely reinvested, except for certain circumstances where we have established a deferred tax liability of approximately $2,816 and $1,666 for the foreign and U.S. federal/state impact, respectively. For those other companies with earnings currently being reinvested outside of the U.S., the undistributed earnings amounted to approximately $60,769 as of January 3, 2022. The determination of the unrecognized deferred tax liability related to these undistributed earnings is approximately $2,642.

The components of income tax (provision) benefit for the years ended January 3, 2022, December 28, 2020 and December 30, 2019 are:

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands)
Current (provision) benefit:
Federal	$(1,125)	$(44)	$294
State	547	(4,624)	(2,922)
Foreign	(9,211)	27,902	(12,748)
Total current	(9,789)	23,234	(15,376)
Deferred (provision) benefit:
Federal	2,889	2,446	1,004
State	(1,492)	4,498	(1,076)
Foreign	(7,247)	(287)	13,043
Total deferred	(5,850)	6,657	12,971
Income tax (provision) benefit	$(15,639)	$29,891	$(2,405)

The following is a reconciliation of the provision for income taxes at the statutory federal income tax rate compared to the Company’s provision for income taxes for the years ended January 3, 2022, December 28, 2020 and December 30, 2019:

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands)
Statutory federal income tax (provision) benefit	$(14,711)	$9,718	$(7,209)
State income taxes, net of federal benefit and state tax credits	1,815	(2,674)	(3,163)
IRC Section 162(m) limitation	(725)	(712)	(868)
Stock options	89	(1,298)	(252)
Global Intangible Low-Taxed Income	(9,824)	(1,300)	—
Permanently reinvested earnings assertion	(1,392)	(1,442)	(1,765)
Foreign tax differential on foreign earnings & other permanent items	3,917	3,933	687
Change in valuation allowance	(1,139)	(2,668)	2,127
Uncertain tax positions	(642)	36,936	999
Foreign tax credits	3,028	4,250	4,582
Federal research and development credits	3,400	—	—
Goodwill impairment	—	(14,532)	—
Other	545	(320)	2,457
Income tax (provision) benefit	$(15,639)	$29,891	$(2,405)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets (liabilities) as of January 3, 2022 and December 28, 2020 are as follows:

	As of
	January 3, 2022	December 28, 2020
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$41,354	$43,209
Reserves and accruals	30,944	29,429
Interest expense limitation	2,826	—
Unrealized loss on cash flow hedge	1,128	4,713
Tax credit carryforwards	38,890	39,757
Stock-based compensation	4,724	4,216
Property, plant and equipment	7,665	9,989
Other deferred income tax assets	707	493
	128,238	131,806
Less: valuation allowance	(16,541)	(15,322)
	111,697	116,484
Deferred income tax liabilities:
Repatriation of foreign earnings	(4,482)	(4,006)
Property, plant and equipment basis differences	(62,791)	(50,463)
Goodwill and intangible amortization	(33,318)	(39,668)
Other deferred income tax liabilities	(4,203)	(5,700)
Net deferred income tax assets (included in Deposits and other non-current assets)	$6,903	$16,647

As of January 3, 2022, the Company had the following net operating loss (NOL) carryforwards: $107,969 in the U.S. for federal, $28,427 in various U.S. states, $62,909 in China, and $18,034 in Hong Kong. The U.S. federal NOLs expire in 2028 through 2032, the various U.S. states’ NOLs expire in 2022 through 2037, the China NOLs expire in 2025 through 2031, and the Hong Kong NOLs carryforward indefinitely. Further, the Company’s tax credits were approximately $48,150, of which $5,777 carryforward indefinitely.

In connection with the Company’s acquisition of Viasystems during 2015, there was more than a 50% change in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued there under. As a consequence, the utilization of the acquired Viasystems U.S. NOLs is limited to approximately $9,826 per year. In addition, the Company recognized certain gains built in at the time of the ownership change, which increase the limitation by approximately $47,463 for each of the first 5 years after the acquisition. Any unused limitation in a year can be carried over to succeeding years. The Company has fully utilized the portion of the NOL carryforward that included the $47,463 per year and so the only remaining NOL available is the $9,826 per year, the total of which is $107,969.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The Company maintains a valuation allowance on certain of its U.S. net deferred tax assets represented by income tax attributes carried forward that are expected to expire unused. Certain subsidiaries within China continue to have NOL carryforwards in various tax jurisdictions that the Company has determined are not more likely than not to be utilized. As a result, a full valuation allowance has been recorded for these subsidiaries as of January 3, 2022. For the remaining net deferred income tax assets, management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the activity in the Company’s valuation allowance for the years ended January 3, 2022, December 28, 2020 and December 30, 2019:

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands)
Balance at beginning of year	$15,322	$14,292	$16,635
Additions charged to expense	2,330	3,904	1,526
Other reduction charged to expense	(1,111)	(2,874)	(3,869)
Balance at end of year	$16,541	$15,322	$14,292

Certain entities within China qualified for the high and new technology enterprise (HNTE) status enabling those entities to enjoy certain benefits, which were effective for the years ended January 3, 2022, December 28, 2020 and December 30, 2019. The HNTE status as well as enhanced research and development (R&D) deductions decreased Chinese taxes. HNTE and R&D benefit and effect on earnings per share are as follows:

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands, except per share data)
HNTE and R&D benefits	$5,611	$4,235	$6,060
Basic shares	106,314	106,366	105,195
Diluted shares	108,153	106,366	106,332
Increases earnings per share:
Basic	$0.05	$0.04	$0.06
Diluted	$0.05	$0.04	$0.06

HNTE status expires at various dates in 2022, but the Company expects to continue to file for renewal of such HNTE status for the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands)
Balance at beginning of year	$7,404	$37,465	$30,284
Additions based on tax positions related to the current year	2,749	839	3,553
Additions for tax positions of prior years	41	202	4,952
Reductions for tax positions of prior years	(357)	(27,283)	(103)
Lapse of statute of limitations	(395)	(3,819)	(1,221)
Balance at end of year	$9,442	$7,404	$37,465

During the year ended January 3, 2022, the Company increased current years’ uncertain tax positions by $2,038 due to (i) amortization of certain capitalized research expenditures; and (ii) U.S. R&D credit generated in 2021.

As of January 3, 2022 and December 28, 2020, the Company recorded unrecognized tax benefits of $804 and $1,046, respectively, as well as interest and penalties of $1,026 and $1,566, respectively, to current and long-term liabilities. The Company has also recorded unrecognized tax benefits of $8,638 and $6,358 against certain deferred tax assets as of January 3, 2022 and December 28, 2020, respectively. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is $1,830 including interest and penalties. The Company expects no change to its unrecognized tax benefits over the next twelve months due to expiring statutes.

As of January 3, 2022, the Company is open for (i) U.S. federal income tax examination for the period from 2019 to 2021 and NOL and credit carryforwards are subject to adjustment for 3 years post utilization, (ii) state and local income tax examination for tax years 2018 to 2021 and NOL and credit carryforwards are subject to adjustment for 4 years post utilization; and (iii) foreign income tax examinations generally for tax years from 2011 to 2021.

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

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of January 3, 2022, the fair value of the interest rate swap was recorded as a liability in the amount of $4,295 and included as a component of other current liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax, in the Company’s consolidated balance sheets. No ineffectiveness was recognized for the years ended January 3, 2022 and December 28, 2020. During the year ended January 3, 2022, the interest rate swap increased interest expense by $11,272.

Foreign Exchange Contracts

The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. There were no forward exchange contracts as of January 3, 2022. As of December 28, 2020, the notional amount of the foreign exchange contracts was approximately $1,181 (JPY 125.0 million). The Company has designated certain of these foreign exchange contracts as cash flow hedges.

Commodity Price Risk Management

The Company uses various raw materials in the manufacturing of PCBs. In particular, the Company has been experiencing increasing prices and lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. CCLs are made from epoxy resin, glass cloth and copper foil, all of which are seeing limited supply and resulting increased prices. The Company only buys a small amount of copper directly. However, copper is a major driver of laminate cost. As such, the Company enters into commodity contracts to hedge copper as a proxy for hedging laminate. As of January 3, 2022, the Company has commodity contracts with a notional quantity of (i) 0.5 metric tonnes each for the period beginning January 4, 2022 and ending on March 31, 2022, (ii) 0.5 metric tonnes for the period beginning April 5, 2022 and ending on June 29, 2022, (iii) 0.6 metric tonnes for the period beginning June 30, 2022 and ending on October 3, 2022, and (iv) 0.7 metric tonnes for the period beginning October 4, 2022 and ending on January 3, 2023. As of January 3, 2022, the fair value of the commodity contracts was recorded as an asset in the amount of $297 and included as a component of prepaid expenses and other current assets. The changes in the fair value of these commodity contracts are recorded in cost of goods sold in the consolidated statements of operations. The commodity contracts decreased cost of goods sold by $297 for the year ended January 3, 2022. These commodity contracts are not designated as accounting hedges.

The fair values of derivative instruments in the consolidated balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	January 3, 2022	December 28, 2020
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other current liabilities	$(4,295)	$—
Interest rate swap	Other long-term liabilities	—	(14,968)
Cash flow derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses and other current assets	—	28
Commodity contracts	Prepaid expenses and other current assets	297	—

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the years ended January 3, 2022, December 28, 2020 and December 30, 2019:

		For the Year Ended
		January 3, 2022		December 28, 2020		December 30, 2019
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(599)	$(11,272)	$(11,843)	$(8,942)	$(9,647)	$(2,315)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the years ended January 3, 2022, December 28, 2020 and December 30, 2019:

	For the Year Ended
	January 3,	December 28,	December 30,
	2022	2020	2019
	(In thousands)
Beginning balance, net of tax	$(11,231)	$(9,617)	$(4,214)
Changes in fair value loss, net of tax	(515)	(8,718)	(7,296)
Reclassification to earnings	8,523	6,720	1,893
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	—	384	—
Ending balance, net of tax	$(3,223)	$(11,231)	$(9,617)

Based on the current yield curve, the Company expects that losses of approximately $3,999 of the accumulated other comprehensive loss will be reclassified into the statement of operations, net of tax, in the next twelve months.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(10)	Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax as of January 3, 2022, December 28, 2020 and December 30, 2019:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of December 30, 2019	$1,115	$(1,584)	$(9,617)	$(10,086)
Other comprehensive income (loss) before reclassifications	1,745	(1,271)	(8,718)	(8,244)
Amounts reclassified from accumulated other comprehensive income	—	—	6,720	6,720
Reclassification adjustment for foreign currency translation	(346)	—	—	(346)
Derecognition of foreign currency translation adjustments due to sale of Mobility business unit	(27,341)	—	—	(27,341)
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	—	—	384	384
Net year to date other comprehensive loss	(25,942)	(1,271)	(1,614)	(28,827)
Ending balance as of December 28, 2020	(24,827)	(2,855)	(11,231)	(38,913)
Other comprehensive income (loss) before reclassifications	928	2,722	(515)	3,135
Amounts reclassified from accumulated other comprehensive income	—	—	8,523	8,523
Net year to date other comprehensive income	928	2,722	8,008	11,658
Ending balance as of January 3, 2022	$(23,899)	$(133)	$(3,223)	$(27,255)

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

For the years ended January 3, 2022 and December 28, 2020, one customer accounted for approximately 10% and 11% of the Company’s net sales, respectively. There were no customers that accounted for 10% or more of net sales for the year ended December 30, 2019.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of January 3, 2022 and December 28, 2020 were as follows:

	As of		As of
	January 3, 2022		December 28, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$297	$297	$28	$28
Derivative liabilities, current	4,295	4,295	—	—
Derivative liabilities, non-current	—	—	14,968	14,968
Senior Notes due March 2029	494,556	498,200	—	—
Term Loan due September 2024	403,262	406,135	402,370	407,909
Senior Notes due October 2025	—	—	370,483	383,974
ABL Revolving Loans	30,000	30,000	70,000	70,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of January 3, 2022 and December 28, 2020, which are considered Level 2 inputs.

The fair value of plan assets in the defined benefit plan of $26,278 and $23,484 as of January 3, 2022 and December 28, 2020, respectively, were not included in the table above and was estimated based on quoted market prices of the securities that are actively traded and price quotes that are readily available, which are considered Level 1 inputs. See Note 15 for further details of the plan assets measured at fair value in the defined benefit plan.

As of January 3, 2022 and December 28, 2020, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of January 3, 2022 consisted of $335,873 held in the U.S., with the remaining $201,805 held by foreign subsidiaries.

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

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of January 3, 2022 and December 28, 2020. However, these amounts are not material to the consolidated financial statements of the Company.

(14)	Stock-Based Compensation

Incentive Compensation Plan

The Company maintains a 2014 Incentive Compensation Plan (the Plan), which, with subsequent amendments, allows for issuance of up to 15,788 shares through its expiration date of February 2024.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Plan provides for the grant of performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock appreciation rights. The exercise price for awards is determined by the compensation committee of the board of directors. Each award shall vest and expire as determined by the compensation committee of the board of directors, with PRUs and RSUs generally vesting over three years for employees and one year for non-employee directors. PRUs and RSUs do not have voting rights. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan.

As of January 3, 2022, 507 PRUs, 3,127 RSUs and 60 stock options were outstanding under the Plan. Included in the 507 PRUs outstanding as of January 3, 2022 are 181 vested but not yet released. Included in the 3,127 RSUs outstanding as of January 3, 2022 are 530 vested but not yet released RSUs associated with non-employee directors. These RSUs vest over one year with release of the underlying shares of common stock deferred until retirement from the board of directors, (or until one year after retirement in the case of certain prior grants).

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

The TSR modifier is intended to ensure that there are limited or no payouts under the PRU program if the Company’s stock performance is significantly below the median TSR of a group of peer companies selected by the Company’s compensation committee over the three-year performance period. Where the annual financial goals have been met and where there has been strong relative TSR performance over the three-year performance period, the PRU program may provide substantial rewards to participants with a maximum payout of 2.4 times the initial PRU award. However, even if all of the annual financial metric goals are achieved in each of the three years, there will be no payouts if the Company’s stock performance is below that of the 10th percentile for PRUs granted in 2021, 2020 and 2019 of the group of peer companies selected by the Company’s compensation committee, as appropriate.

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the annual financial performance goals to be achieved. As of January 3, 2022, management determined that vesting of the PRU awards was probable. PRU activity for the year ended January 3, 2022 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding shares as of December 28, 2020	289	$10.27
Granted	325	14.23
Vested	(181)	9.20
Forfeited / cancelled	(10)	9.20
Change in units due to annual performance achievement	(97)	8.38
Outstanding shares as of January 3, 2022	326	$15.41

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the years ended January 3, 2022, December 28, 2020 and December 30, 2019, the following assumptions were used in determining the fair value:

	For the Year Ended
	January 3, 2022 (1)	December 28, 2020 (2)	December 30, 2019 (3)
Weighted-average fair value	$14.23	$10.57	$10.17
Risk-free interest rate	0.18%	0.18%	2.18%
Dividend yield	—	—	—
Expected volatility	47%	49%	38%

(1)

Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2019, the second year of the three-year performance period applicable to PRUs granted in 2020 and the first year of the three-year performance period applicable to PRUs granted in 2021.

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

Restricted Stock Units

RSU activity for the year ended January 3, 2022 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested RSUs outstanding as of December 28, 2020	2,566	$11.20
Granted	1,395	14.40
Vested	(1,174)	14.65
Forfeited	(190)	11.63
Non-vested RSUs outstanding as of January 3, 2022	2,597	$12.70
Vested and expected to vest through 2024 as of January 3, 2022	3,127	$12.41

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The weighted average fair value per unit of RSUs granted was $14.40, $11.20 and $10.09 for the years ended January 3, 2022, December 28, 2020 and December 30, 2019, respectively. The total fair value of RSUs vested for the years ended January 3, 2022, December 28, 2020 and December 30, 2019 was $17,185, $13,093 and $13,954, respectively.

Stock Options

As of January 3, 2022, stock options outstanding was 60. This is not material to the consolidated financial statements of the Company.

Stock-based Compensation Expense and Unrecognized Compensation Costs

For the years ended January 3, 2022, December 28, 2020 and December 30, 2019, the amounts recognized in the consolidated statements of operations with respect to the stock-based compensation plan are as follows:

	For the Year Ended
	January 3,	December 28,	December 30,
	2022	2020	2019
	(In thousands)
Cost of goods sold	$4,714	$3,889	$3,148
Selling and marketing	2,540	1,919	1,887
General and administrative	9,718	10,083	11,568
Research and development	739	182	213
Stock-based compensation expense recognized	$17,711	$16,073	$16,816

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of total unrecognized compensation costs as of January 3, 2022:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$24,406	1.4
PRU awards	1,457	1.0
Stock options	46	0.6
	$25,909

(15)	Employee Benefit Plans, Deferred Compensation Plan and Retirement Benefit Plan

As of January 3, 2022, the Company has several defined contribution plans. In North America, the Company has savings plans (the Savings Plans) in which eligible full-time employees can participate and contribute a percentage of compensation subject to the maximum allowed by the tax agencies. The Savings Plans provides for a partial match by the Company. In China, the Company contributes to either separate trust-administered funds or various government-sponsored pension plans on a mandatory basis. For all defined contribution plans, the Company has no further payment obligation once the required contributions have been made. The Company recorded contributions to defined contribution plans of $29,464, $23,146 and $31,253 during the years ended January 3, 2022, December 28, 2020 and December 30, 2019, respectively.

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

As of January 3, 2022 and December 28, 2020, the funded status of the accumulated benefit obligation was 83%. The Company expects to fund a minimum required contribution of approximately $346 during fiscal year 2022.

The following tables set forth the changes in benefit obligation and the plan assets in the defined benefit plan described above for the years ended January 3, 2022, December 28, 2020 and December 30, 2019:

	For the Year Ended
Change in Benefit Obligations	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands)
Benefit obligation at beginning of year	$(33,470)	$(30,600)	$(27,661)
Service cost	—	—	(397)
Interest cost	(722)	(907)	(1,109)
Amendments/curtailments/special termination	—	—	1,636
Actuarial gain (loss)	1,304	(3,146)	(4,174)
Benefits paid	1,334	1,183	1,105
Benefit obligation at end of year	$(31,554)	$(33,470)	$(30,600)
Accumulated benefit obligation at end of year	$31,554	$33,470	$30,600

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended
Change in Plan Assets	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands)
Fair value of plan assets at beginning of year	$23,484	$21,287	$18,251
Actual return on plan assets	3,526	2,704	3,346
Employer contributions	602	676	795
Benefits paid	(1,334)	(1,183)	(1,105)
Fair value of plan assets at end of year	$26,278	$23,484	$21,287
Unfunded status	$(5,276)	$(9,986)	$(9,313)
Net amount recognized	$(5,276)	$(9,986)	$(9,313)

Amounts before income tax effect recognized in the consolidated balance sheets consists of the following:

	As of	As of
	January 3, 2022	December 28, 2020
	(In thousands)
Other long-term liabilities	$(5,276)	$(9,986)
Net amount recognized	$(5,276)	$(9,986)

Amounts before income tax effect included in accumulated other comprehensive loss as of January 3, 2022 and
December 28, 2020 are as follows:

	January 3, 2022	December 28, 2020
	(In thousands)
Net actuarial loss	$(238)	$(3,811)
Accumulated other comprehensive loss	$(238)	$(3,811)

The net actuarial loss during the year ended January 3, 2022 was primarily driven by a decrease in liabilities due to a higher assumed discount rate.

The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive loss for the years ended January 3, 2022, December 28, 2020 and December 30, 2019 are as follows:

	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands)
Service cost	$—	$—	$397
Interest cost	722	907	1,109
Expected return on plan assets	(1,279)	(1,272)	(1,228)
Amortization of net actuarial loss	23	—	—
Net periodic benefit cost	$(534)	$(365)	$278

The weighted-average assumptions used to determine benefit obligations for this plan as of January 3, 2022, December 28, 2020 and December 30, 2019 are as follows:

	January 3, 2022	December 28, 2020	December 30, 2019
Discount rate	2.60%	2.20%	3.02%
Rate of compensation increase	—	—	3.20
Expected return on plan assets	5.50	5.50	6.00

The Company determines the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rating of Moody's AA Corporate and with maturities that are consistent with the projected future cash flow obligations.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The weighted-average assumptions used to determine net periodic benefit cost for the years ended January 3, 2022, December 28, 2020 and December 30, 2019 are as follows:

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
Discount rate	2.20%	3.02%	4.09%
Rate of compensation increase	—	—	3.20
Expected return on plan assets	5.50	6.00	6.75

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

Investments shall be made pursuant to the following objectives: 1) preserve the purchasing power of the plan’s assets adjusted for inflation; 2) provide long-term growth; and 3) avoid significant volatility. Asset allocation shall be determined based on a long-term target allocation having 29% of assets invested in large-cap stocks, 11% in mid-cap stocks, 11% in small-cap stocks, 11% in international stocks, 34% in the broad bond market, and 3% in the real estate market, with little or none invested in cash. Both the investment allocation and the plan performance are reviewed periodically.

The target allocation for 2022 and the plan asset allocation at the end of 2021 and 2020, in percentages, by asset category are as follows:

	Target Allocation 2022	January 3, 2022	December 28, 2020
Equity securities (1)	65%	67%	68%
Debt securities (2)	34	32	30
Cash and cash equivalents (3)	1	1	2
Total	100%	100%	100%

The following table summarizes plan assets measured at fair value as of January 3, 2022 and December 28, 2020:

	As of
	January 3, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity securities (1)	$17,661	$17,661	$—	$—
Debt securities (2)	8,290	8,290	—	—
Cash and cash equivalents (3)	327	327	—	—
Total	$26,278	$26,278	$—	$—

	As of
	December 28, 2020
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity securities (1)	$15,922	$15,922	$—	$—
Debt securities (2)	7,015	7,015	—	—
Cash and cash equivalents (3)	547	547	—	—
Total	$23,484	$23,484	$—	$—

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)
2022	$1,369
2023	1,451
2024	1,535
2025	1,600
2026	1,652
Years 2027 through 2031	8,709

(16)	Preferred Stock

The board of directors has the authority, without action by stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of January 3, 2022, no shares of preferred stock were outstanding.

(17)	Segment Information

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. In prior periods, the Company’s E-M Solutions business unit consisted of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company closed the SH E-MS and SZ facilities at the end of 2020 and integrated the SH BPA facility into its PCB operations. As of March 29, 2021, E-M Solutions no longer met the criteria for segment reporting. As a result of the restructuring of the E-M Solutions business unit, certain prior year amounts have been reclassified to conform to this new presentation. See Note 20 for further details. The PCB reportable segment consists of fifteen domestic PCB and sub-system plants; six PCB fabrication plants in China; and one in Canada. The RF&S Components reportable segment consists of one domestic RF component plant and one RF component plant in China.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands)
Net Sales:
PCB	$2,186,901	$1,980,918	$1,909,628
RF&S Components	58,583	44,656	62,315
Other (1)	3,256	79,748	161,267
Total net sales	$2,248,740	$2,105,322	$2,133,210
Operating Segment Income:
PCB	$262,442	$266,319	$235,455
RF&S Components	22,035	(56,671)	29,376
Corporate and Other (1)	(117,097)	(137,183)	(104,604)
Total operating segment income	167,380	72,465	160,227
Amortization of definite-lived intangibles (2)	(41,389)	(44,373)	(50,598)
Total operating income	125,991	28,092	109,629
Total other expense, net	(55,938)	(74,369)	(75,303)
Income (loss) before income taxes	$70,053	$(46,277)	$34,326

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands)
Depreciation Expense:
PCB	$76,380	$79,737	$80,635
RF&S Components	1,671	1,742	1,720
Corporate and Other (1)	7,891	18,093	11,015
Total depreciation expense	$85,942	$99,572	$93,370

Capital Expenditures:
PCB	$74,028	$64,895	$103,851
RF&S Components	1,604	1,514	3,683
Corporate and Other (1)	6,735	5,916	9,872
Total capital expenditures	$82,367	$72,325	$117,406

	As of
	January 3, 2022	December 28, 2020
	(In thousands)
Segment Assets:
PCB	$1,655,401	$1,528,925
RF&S Components	216,737	227,990
Corporate and Other (1)	1,153,409	1,139,029
Total assets	$3,025,547	$2,895,944

(1)	Other represents results from the now closed SH E-MS and SZ facilities.
(2)

Amortization of definite-lived intangibles primarily relates to the PCB and RF&S Components reportable segments. For the years ended January 3, 2022, December 28, 2020 and December 30, 2019, $5,641, $5,535 and $4,822, respectively, of amortization expense is included in cost of goods sold.

The Corporate category primarily includes operating expenses that are not included in the segment operating performance measures. Corporate consists primarily of corporate governance functions such as finance, accounting, information technology and human resources personnel, as well as global sales and marketing personnel, research and development costs, and acquisition and integration costs associated with acquisitions and divestitures of $1,002, $273 and $6,902 for the years ended January 3, 2022, December 28, 2020 and December 30, 2019, respectively, are included in Corporate.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company markets and sells its products in approximately 52 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales and long-lived assets are as follows:

	2021		2020		2019
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
	(In thousands)
United States	$1,049,590	$1,131,663	$1,086,440	$1,154,218	$1,118,725	$1,348,741
China	327,435	382,580	334,462	387,627	341,779	335,191
Other	871,715	28,754	684,420	27,221	672,706	26,473
Total	$2,248,740	$1,542,997	$2,105,322	$1,569,066	$2,133,210	$1,710,405

Net sales are attributed to countries by country invoiced.

(18)	Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share from continuing operations for the years ended January 3, 2022, December 28, 2020 and December 30, 2019:

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands, except per share amounts)
Net income (loss) from continuing operations	$54,414	$(16,386)	$31,921

Basic weighted average shares	106,314	106,366	105,195
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,639	—	1,137
Dilutive effect of outstanding warrants	200	—	—
Diluted shares	108,153	106,366	106,332
Earnings (loss) per share:
Basic	$0.51	$(0.15)	$0.30
Diluted	$0.50	$(0.15)	$0.30

For the years ended January 3, 2022, December 28, 2020 and December 30, 2019, PRUs, RSUs and stock options to purchase 895, 433 and 730 shares of common stock, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met at January 3, 2022, and for RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common shares during the applicable year and, as a result, the impact would be anti-dilutive.

The below is a summary of amounts convertible to common stock related to Convertible Senior Notes and related warrants:

	For the Year Ended
	January 3, 2022	December 28, 2020	December 30, 2019
	(In thousands)
Common stock related to Convertible Senior Notes	—	—	25,938
Warrants to purchase common stock	707	25,940	25,940

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

Outstanding warrants for the years ended December 28, 2020 and December 30, 2019 to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock were greater than the average market price of common shares during the applicable year, and therefore, the effect would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(19)	Share Repurchase Program

On February 3, 2021, the Company announced that its Board of Directors authorized and approved a share repurchase program. Under the program, the Company may repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through February 3, 2023. The Company may repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. In addition, the Company adopted a trading plan, which may be amended from time to time, in accordance with Rule 10b5-1 of the Exchange Act to facilitate certain purchases that may be effected under the share repurchase program. The timing, manner, price and amount of any repurchases is determined at the Company’s discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares.

During the year ended January 3, 2022, the Company repurchased a total of 4,723 shares of common stock for a total cost of $64,726 (including commissions). As of January 3, 2022, the remaining amount available to be repurchased under the Company’s share repurchase program was $35,369.

(20)	Restructuring Charges

On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. The E-M Solutions business unit consisted of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company ceased operations at the SH E-MS and SZ facilities while integrating the SH BPA facility into its PCB operations. The restructuring is another step in advancing the Company’s stated strategy of increasing its focus on differentiated higher margin products that more fully leverage the Company’s early engagement capabilities and industry leading engineering-based technology solutions. The Company closed the SH E-MS and SZ facilities at the end of 2020. As of January 3, 2022, the Company had incurred approximately $20,028 of restructuring charges and $6,702 of accelerated depreciation expense since the April 29, 2020 announcement.

In connection with the restructuring of its E-M Solutions business unit and other global realignment restructuring efforts, the Company recognized employee separation, contract termination and other costs during the years ended January 3, 2022, December 28, 2020 and December 30, 2019. Contract termination and other costs primarily represented plant closure costs.

The below table summarizes such restructuring costs by reportable segment for the years ended January 3, 2022, December 28, 2020 and December 30, 2019:

	For the Year Ended
	January 3, 2022			December 28, 2020			December 30, 2019
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$504	$122	$626	$—	$14	$14	$5,218	$—	$5,218
RF&S Components	—	—	—	—	—	—	52	—	52
Corporate and Other (1)	415	3,204	3,619	15,270	1,480	16,750	80	30	110
	$919	$3,326	$4,245	$15,270	$1,494	$16,764	$5,350	$30	$5,380

(1)	Other represents results from the now closed SH E-MS and SZ facilities.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Accrued restructuring costs are included as a component of other current liabilities in the consolidated balance sheets. The below table shows the utilization of the accrued restructuring costs during the years ended January 3, 2022 and December 28, 2020:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of December 30, 2019	$260	$242	$502
Charged to expense	15,270	1,494	16,764
Amount paid	(8,467)	(1,417)	(9,884)
Accrued as of December 28, 2020	$7,063	$319	$7,382
Charged to expense	919	3,326	4,245
Amount paid	(7,974)	(3,619)	(11,593)
Accrued as of January 3, 2022	$8	$26	$34