Form 10-Q
period 2022-04-04
TTM TECHNOLOGIES INC
filed 2022-05-11
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2022

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at May 9, 2022: 101,012,236

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of April 4, 2022 and January 3, 2022

	As of
	April 4,	January 3,
	2022	2022
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$519,079	$537,678
Accounts receivable, net	412,432	386,347
Contract assets	318,713	324,862
Inventories	137,343	127,612
Prepaid expenses and other current assets	46,616	30,914
Total current assets	1,434,183	1,407,413
Property, plant and equipment, net	663,394	665,755
Operating lease right-of-use assets	19,503	20,802
Goodwill	637,324	637,324
Definite-lived intangibles, net	230,260	239,918
Deposits and other non-current assets	59,484	54,335
Total assets	$3,044,148	$3,025,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$383,929	$361,484
Contract liabilities	22,524	14,189
Accrued salaries, wages and benefits	88,992	89,446
Other current liabilities	91,121	93,029
Total current liabilities	586,566	558,148
Long-term debt, net of discount and issuance costs	928,210	927,818
Operating lease liabilities	13,917	15,252
Other long-term liabilities	67,626	68,912
Total long-term liabilities	1,009,753	1,011,982
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized; 108,383 and 108,194 shares issued as of April 4, 2022 and January 3, 2022, respectively; 101,387 and 103,533 shares outstanding as of April 4, 2022 and January 3, 2022, respectively	108	108
Treasury stock – common stock at cost; 6,996 and 4,661 shares as of April 4, 2022 and January 3, 2022, respectively	(93,467)	(63,807)
Additional paid-in capital	842,788	840,113
Retained earnings	723,504	706,258
Accumulated other comprehensive loss	(25,104)	(27,255)
Total stockholders’ equity	1,447,829	1,455,417
Total liabilities and stockholders' equity	$3,044,148	$3,025,547

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended April 4, 2022 and March 29, 2021

	Quarter Ended
	April 4,	March 29,
	2022	2021
	(Unaudited)
	(In thousands, except per share data)
Net sales	$581,260	$526,432
Cost of goods sold	490,337	444,832
Gross profit	90,923	81,600
Operating expenses:
Selling and marketing	18,272	16,282
General and administrative	32,954	31,527
Research and development	5,555	4,470
Amortization of definite-lived intangibles	8,274	9,521
Total operating expenses	65,055	61,800
Operating income	25,868	19,800
Other (expense) income:
Interest expense	(11,361)	(11,389)
Loss on extinguishment of debt	—	(15,217)
Other, net	1,970	2,507
Total other expense, net	(9,391)	(24,099)
Income (loss) before income taxes	16,477	(4,299)
Income tax benefit	769	1,107
Net income (loss)	$17,246	$(3,192)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.17	$(0.03)
Diluted earnings (loss) per share	$0.17	$(0.03)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarters Ended April 4, 2022 and March 29, 2021

	Quarter Ended
	April 4,	March 29,
	2022	2021
	(Unaudited)
	(In thousands)
Net income (loss)	$17,246	$(3,192)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	(36)	(3)
Net unrealized gain on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	153	(263)
Loss realized in the statement of operations, net	2,034	2,052
Net	2,187	1,789
Other comprehensive income, net of tax	2,151	1,786
Comprehensive income (loss), net of tax	$19,397	$(1,406)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Quarters Ended April 4, 2022 and March 29, 2021

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Unaudited)
	(In thousands)
Balance, January 3, 2022	108,194	$108	(4,661)	$(63,807)	$840,113	$706,258	$(27,255)	$1,455,417
Net income	—	—	—	—	—	17,246	—	17,246
Other comprehensive income	—	—	—	—	—	—	2,151	2,151
Issuance of common stock for performance-based restricted stock units	182	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	7	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(2,373)	(30,232)	—	—	—	(30,232)
Fair value of warrants reclassified to warrant liabilities	—	—	—	—	(987)	—	—	(987)
Issuance of stock from warrant exercises	—	—	38	572	(572)	—	—	—
Stock-based compensation	—	—	—	—	4,234	—	—	4,234
Balance, April 4, 2022	108,383	$108	(6,996)	$(93,467)	$842,788	$723,504	$(25,104)	$1,447,829

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

Balance, December 28, 2020	106,770	$107	$830,971	$651,844	$(38,913)	$1,444,009
Net loss	—	—	—	(3,192)	—	(3,192)
Other comprehensive income	—	—	—	—	1,786	1,786
Issuance of common stock for performance-based restricted stock units	135	—	—	—	—	—
Issuance of common stock for restricted stock units	203	—	—	—	—	—
Fair value of warrants reclassified to warrant liabilities	—	—	(4,345)	—	—	(4,345)
Issuance of common stock from warrant exercises	5	—	—	—	—	—
Stock-based compensation	—	—	4,209	—	—	4,209
Balance, March 29, 2021	107,113	$107	$830,835	$648,652	$(37,127)	$1,442,467

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended April 4, 2022 and March 29, 2021

	Quarter Ended
	April 4, 2022	March 29, 2021
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$17,246	$(3,192)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	21,500	21,476
Amortization of definite-lived intangible assets	9,658	10,905
Amortization of debt discount and issuance costs	533	537
Loss on extinguishment of debt	—	15,217
Deferred income taxes	(3,298)	683
Stock-based compensation	4,234	4,209
Other	(1,360)	(534)
Changes in operating assets and liabilities:
Accounts receivable, net	(26,085)	14,337
Contract assets	6,149	1,554
Inventories	(9,731)	(5,473)
Prepaid expenses and other current assets	(15,848)	(6,495)
Accounts payable	24,112	10,885
Contract liabilities	8,335	(768)
Accrued salaries, wages and benefits	(454)	(15,067)
Other current liabilities	1,000	(7,129)
Net cash provided by operating activities	35,991	41,145
Cash flows from investing activities:
Purchase of property, plant and equipment and other assets	(23,445)	(21,797)
Proceeds from sale of property, plant and equipment and other assets	25	831
Net cash used in investing activities	(23,420)	(20,966)
Cash flows from financing activities:
Repurchases of common stock	(30,232)	—
Cash used to settle warrants	(887)	—
Proceeds from long-term debt borrowing	—	500,000
Repayment of long-term debt borrowings	—	(425,838)
Payment of debt issuance costs	—	(4,773)
Other	—	(1,309)
Net cash (used in) provided by financing activities	(31,119)	68,080
Effect of foreign currency exchange rates on cash and cash equivalents	(51)	(176)
Net (decrease) increase in cash and cash equivalents	(18,599)	88,083
Cash and cash equivalents at beginning of period	537,678	451,565
Cash and cash equivalents at end of period	$519,079	$539,648
Supplemental cash flow information:
Cash paid, net for interest	$17,563	$15,244
Cash paid, net for income taxes	3,259	713
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in accounts payable	$31,656	$28,960
Issuance of common stock for warrant settlement	589	68

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically advanced PCBs and backplane assemblies as well as a global designer and manufacturer of high-frequency radio frequency (RF) and microwave/microelectronics components and assemblies. The Company provides time-to-market and volume production of advanced technology products and offers a one-stop design, engineering, and manufacturing solution to customers. This one-stop design, engineering, and manufacturing solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due, in part, to the on-going coronavirus (COVID-19) global pandemic, the global economy and financial markets have been volatile, and the pandemic has contributed to disruptions in global supply chains and labor shortages and high inflation, and there is a significant amount of uncertainty about the length and severity of the consequences caused by the ongoing pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. Actual results could differ materially from those estimates. The Company uses a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31.

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company early adopted ASU 2021-08 on April 4, 2022 and any impact on the condensed consolidated financial statements will be dependent on the magnitude and nature of future acquired entities.

Recently Issued Accounting Standards Not Yet Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which provides guidance on disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The guidance is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company does not anticipate the adoption will have a material impact on the consolidated financial statements and related disclosures.

(2) Share Repurchase Program

On February 3, 2021, the Company’s Board of Directors authorized and approved a share repurchase program. Under the program, the Company may repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through February 3, 2023. The Company may repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. In addition, the Company adopted a trading plan, which may be amended from time to time, in accordance with Rule 10b5-1 of the Exchange Act to facilitate certain purchases that may be effected under the share repurchase program. The timing, manner, price, and amount of any repurchases are determined at the Company’s discretion, and the share repurchase program may be suspended, terminated, or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares.

During the quarter ended April 4, 2022, the Company repurchased 2,373 shares of common stock for a total cost of $30,232 (including commissions). As of April 4, 2022, the remaining amount available to be repurchased under the Company’s share repurchase program was $5,184. Subsequent to April 4, 2022, the Company repurchased 374 shares of common stock for a total cost of $5,192 (including commissions) and there are no amounts available for repurchase as of May 4, 2022.

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

The components of lease expense were as follows:

	Quarter Ended
	April 4, 2022	March 29, 2021
	(In thousands)
Operating lease cost	$1,884	$2,208
Variable lease cost	246	234
Short-term lease cost	140	54
Finance lease costs:
Amortization of right-of-use assets	344	—
Interest on lease liabilities	98	—

Supplemental cash flow information related to leases was as follows:

	Quarter Ended
	April 4, 2022	March 29, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,861	$2,159
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	421	284

Supplemental balance sheet information related to leases was as follows:

		As of
	Balance Sheet Location	April 4, 2022	January 3, 2022
		(In thousands)
Assets:
Operating leases	Operating lease right-of-use assets	$19,503	$20,802
Finance leases	Property, plant and equipment, net	14,415	14,759
Total lease assets		$33,918	$35,561
Liabilities:
Current:
Operating leases	Other current liabilities	$6,423	$6,362
Finance leases	Other current liabilities	702	698
Long-term:
Operating leases	Operating lease liabilities	13,917	15,252
Finance leases	Other long-term liabilities	14,139	14,317
Total lease liabilities		$35,181	$36,629

	As of
	April 4, 2022	January 3, 2022
Weighted average remaining lease term (years):
Operating leases	3.7	3.9
Finance leases	14.3	14.6
Weighted average discount rate:
Operating leases	2.60%	2.56%
Finance leases	2.68%	2.68%

Maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In thousands)
Less than one year	$5,195	$817
1 - 2 years	6,196	1,110
2 - 3 years	5,014	1,135
3 - 4 years	2,639	1,146
4 - 5 years	1,474	1,175
Thereafter	904	12,656
Total lease payments	21,422	18,039
Less imputed interest	(1,082)	(3,198)
Total	$20,340	$14,841

(1)	Excludes $851 of legally binding minimum lease payments for leases signed but not yet commenced.

(4) Revenues

As of April 4, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $11,877. The Company expects to recognize revenue on approximately 48% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months.

Revenue from products and services transferred to customers over time and at a point in time accounted for 97% and 3%, respectively, of the Company’s revenue for the quarter ended April 4, 2022, and 98% and 2%, respectively, of the Company’s revenue for the quarter ended March 29, 2021.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended April 4, 2022
	PCB	RF&S Components	Total
End Markets	(In thousands)
Aerospace and Defense	$172,180	$—	$172,180
Automotive	115,236	—	115,236
Data Center Computing	91,784	—	91,784
Medical/Industrial/Instrumentation	120,362	1,538	121,900
Networking/Communications	63,643	13,757	77,400
Other	2,865	(105)	2,760
Total	$566,070	$15,190	$581,260

	Quarter Ended March 29, 2021
	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$186,539	$6	$—	$186,545
Automotive	91,792	—	3,642	95,434
Data Center Computing	71,759	432	—	72,191
Medical/Industrial/Instrumentation	90,770	1,081	25	91,876
Networking/Communications	66,938	10,653	1	77,592
Other	2,688	518	(412)	2,794
Total	$510,486	$12,690	$3,256	$526,432

(1)	Other represents results from the now closed Shanghai (SH E-MS) and Shenzhen (SZ) facilities previously utilized by the Company’s former E-M Solutions business unit.

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	April 4, 2022	January 3, 2022
	(In thousands)
Inventories:
Raw materials	$123,322	$114,653
Work-in-process	9,424	9,620
Finished goods	4,597	3,339
	$137,343	$127,612
Property, plant and equipment, net:
Land and land use rights	$62,080	$62,015
Buildings and improvements	434,308	429,344
Machinery and equipment	906,406	891,925
Furniture and fixtures and other	10,406	10,360
Construction-in-progress	23,277	25,554
	1,436,477	1,419,198
Less: Accumulated depreciation	(773,083)	(753,443)
	$663,394	$665,755
Other current liabilities:
Sales return and allowances	$12,463	$12,853
Income taxes payable	10,531	7,162
Operating lease	6,423	6,362
Interest	1,948	8,741
Derivative liabilities	1,437	4,295
Finance leases	702	698
Other	57,617	52,918
	$91,121	$93,029
Other long-term liabilities:
Deferred income taxes	$26,344	$28,361
Finance leases	14,139	14,317
Defined benefit pension plan liability	5,013	5,276
Other	22,130	20,958
	$67,626	$68,912

(6) Goodwill

As of April 4, 2022 and January 3, 2022, goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
Balance as of January 3, 2022 and April 4, 2022
Goodwill	$700,724	$177,200	$877,924
Accumulated impairment losses	(171,400)	(69,200)	(240,600)
	$529,324	$108,000	$637,324

(7) Definite-lived Intangibles

As of April 4, 2022 and January 3, 2022, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
April 4, 2022
Customer relationships	$366,071	$(162,736)	$203,335	11.3
Technology	47,650	(20,725)	26,925	9.5
	$413,721	$(183,461)	$230,260

January 3, 2022
Customer relationships	$366,071	$(154,461)	$211,610	11.3
Technology	47,650	(19,342)	28,308	9.5
	$413,721	$(173,803)	$239,918

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $9,658 and $10,905 for the quarters ended April 4, 2022 and March 29, 2021, respectively. For both the quarters ended April 4, 2022 and March 29, 2021, $1,384 of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2022	$28,973
2023	36,699
2024	29,516
2025	25,397
2026	25,397
Thereafter	84,278
$230,260

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of April 4, 2022 and January 3, 2022:

	Interest Rate as of April 4, 2022	Principal Outstanding as of April 4, 2022	Interest Rate as of January 3, 2022	Principal Outstanding as of January 3, 2022
	(In thousands)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due September 2024	2.93	405,879	2.60	405,879
Asia ABL Revolving Loan due June 2024	1.83	30,000	1.50	30,000
		935,879		935,879
Less: Long-term debt unamortized discount		(555)		(607)
Long-term debt unamortized debt issuance costs		(7,114)		(7,454)
		928,210		927,818
Less: current maturities		—		—
Long-term debt, less current maturities		$928,210		$927,818

Debt Covenants

Borrowings under the Senior Notes due 2029 and Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments.

Under the occurrence of certain events, the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively, the ABL Revolving Loans), are subject to various financial covenants, including leverage and fixed charge coverage ratios.

Debt Issuance and Debt Discount

As of April 4, 2022 and January 3, 2022, remaining unamortized debt discount and debt issuance costs for the Senior Notes due 2029 and Term Loan Facility are as follows:

	As of April 4, 2022			As of January 3, 2022
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$5,280	$—	4.18%	$5,444	$—	4.18%
Term Loan due September 2024	1,834	555	4.66	2,010	607	4.66
	$7,114	$555		$7,454	$607

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,214 and $1,355 as of April 4, 2022 and January 3, 2022, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of April 4, 2022, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 5.1 years.

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

During the quarter ended April 4, 2022, the Company’s effective tax rate was impacted by a net discrete benefit of $2,047. This is mainly related to the approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China, and windfall tax benefit of the stock-based compensation releases, which are offset by accrued interest expense on existing uncertain tax positions.

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

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of April 4, 2022, the fair value of the interest rate swap was recorded as a liability in the amount of $1,385 and included as a component of other current liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax, in the Company’s consolidated condensed balance sheets. No ineffectiveness was recognized for the quarters ended April 4, 2022 and March 29, 2021. The interest rate swap increased interest expense by $2,706 and $2,740 for the quarters ended April 4, 2022 and March 29, 2021, respectively.

Foreign Exchange Contracts

The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts as of April 4, 2022 was approximately $1,625 (Euro (EUR) 1.4 million). There were no foreign exchange contracts as of January 3, 2022.

Commodity Price Risk Management

The Company uses various raw materials in the manufacturing of PCBs. In particular, the Company has been experiencing increasing prices and lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. CCLs are made from epoxy resin, glass cloth and copper foil, all of which are seeing limited supply and resulting increased prices. The Company only buys a small amount of copper directly. However, copper is a major driver of laminate cost. As such, the Company enters into commodity contracts to hedge copper as a proxy for hedging laminate. As of April 4, 2022, the Company has commodity contracts with a notional quantity of (i) 0.5 metric tonnes for the period beginning April 5, 2022 and ending on June 29, 2022, (ii) 0.6 metric tonnes for the period beginning June 30, 2022 and ending on October 3, 2022, (iii) 0.7 metric tonnes for the period beginning October 4, 2022 and ending on January 3, 2023, and (iv) 0.7 metric tonnes for the period beginning January 1, 2023 and ending on March 31, 2023. As of April 4, 2022, the fair value of the commodity contracts was recorded as an asset in the amount of $1,699 and included as a component of prepaid expenses and other current assets. The changes in the fair value of these commodity contracts are recorded in cost of goods sold in the consolidated condensed statements of operations. The commodity contracts decreased cost of goods sold by $1,402 for the quarter ended April 4, 2022. These commodity contracts are not designated as accounting hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	April 4, 2022	January 3, 2022
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Other current liabilities	$(1,385)	$(4,295)
Cash flow derivative instruments not designated as hedges:
Commodity contracts	Prepaid expenses and other current assets	1,699	297
Foreign exchange contracts	Other current liabilities	(52)	—

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarters ended April 4, 2022 and March 29, 2021:

		Quarter Ended April 4, 2022		Quarter Ended March 29, 2021
	Financial Statement Caption	Gain Recognized in Other Comprehensive Income	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$204	$(2,706)	$(351)	$(2,740)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the quarters ended April 4, 2022 and March 29, 2021:

	Quarter Ended
	April 4,	March 29,
	2022	2021
	(In thousands)
Beginning balance, net of tax	$(3,223)	$(11,231)
Changes in fair value gain (loss), net of tax	153	(263)
Reclassification to earnings	2,034	2,052
Ending balance, net of tax	$(1,036)	$(9,442)

Based on the current yield curve, the Company expects that losses of approximately $1,087 of the accumulated other comprehensive loss will be reclassified into the statement of operations, net of tax, in the next quarter since the interest rate swap arrangement is expiring on June 1, 2022.

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of April 4, 2022 and January 3, 2022:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of January 3, 2022	$(23,899)	$(133)	$(3,223)	$(27,255)
Other comprehensive (loss) income before reclassifications	(36)	—	153	117
Amounts reclassified from accumulated other comprehensive loss	—	—	2,034	2,034
Other comprehensive (loss) income	(36)	—	2,187	2,151
Ending balance as of April 4, 2022	$(23,935)	$(133)	$(1,036)	$(25,104)

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

For the quarters ended April 4, 2022 and March 29, 2021, one customer accounted for approximately 10% and 13% of the Company’s net sales, respectively.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of April 4, 2022 and January 3, 2022 were as follows:

	As of		As of
	April 4, 2022		January 3, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$1,699	$1,699	$297	$297
Derivative liabilities, current	1,437	1,437	4,295	4,295
Senior Notes due March 2029	494,720	465,035	494,556	498,200
Term Loan due September 2024	403,490	404,357	403,262	406,135
ABL Revolving Loans	30,000	30,000	30,000	30,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of April 4, 2022 and January 3, 2022, which are considered Level 2 inputs.

As of April 4, 2022 and January 3, 2022, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of April 4, 2022 consisted of $332,757 held in the U.S., with the remaining $186,322 held by foreign subsidiaries.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of April 4, 2022 and January 3, 2022. However, these amounts are not material to the consolidated condensed financial statements of the Company.

(15) Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the quarters ended April 4, 2022 and March 29, 2021:

	Quarter Ended
	April 4, 2022	March 29, 2021
	(In thousands, except per share amounts)
Net income (loss)	$17,246	$(3,192)

Basic weighted average shares	102,613	106,825
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,685	—
Dilutive effect of outstanding warrants	6	—
Diluted shares	104,304	106,825
Earnings (loss) per share:
Basic	$0.17	$(0.03)
Diluted	$0.17	$(0.03)

Performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock options to purchase 975 shares of common stock for the quarter ended April 4, 2022 were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met at April 4, 2022, and for RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common stock during the applicable quarter and, as a result, the impact would be anti-dilutive.

For the quarter ended March 29, 2021, potential shares of common stock, consisting of stock options to purchase approximately 60 shares of common stock at exercise prices ranging from $11.83 to $16.60 per share, 2,897 RSUs, and 289 PRUs were not included in the computation of diluted earnings per share because the Company incurred a net loss during that quarter and as a result, the impact would be anti-dilutive.

Outstanding warrants for the quarter ended March 29, 2021 to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock was greater than the average market price of common shares during the applicable quarter and because the Company incurred a net loss during that quarter, and therefore, the effect would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	April 4,	March 29,
	2022	2021
	(In thousands)
Cost of goods sold	$1,276	$1,165
Selling and marketing	650	646
General and administrative	2,053	2,355
Research and development	255	43
Stock-based compensation expense recognized	$4,234	$4,209

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of April 4, 2022:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$20,594	1.4
PRU awards	1,092	0.8
Stock options	25	0.5
	$21,711

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

	Quarter Ended
	April 4, 2022	March 29, 2021
	(In thousands)
Net Sales:
PCB	$566,070	$510,486
RF&S Components	15,190	12,690
Other (1)	—	3,256
Total net sales	$581,260	$526,432
Operating Segment Income (Loss):
PCB	$56,540	$57,232
RF&S Components	5,750	3,862
Corporate and Other (1)	(26,764)	(30,389)
Total operating segment income	35,526	30,705
Amortization of definite-lived intangibles (2)	(9,658)	(10,905)
Total operating income	25,868	19,800
Total other expense	(9,391)	(24,099)
Income (loss) before income taxes	$16,477	$(4,299)

	As of
	April 4, 2022	January 3, 2022
	(In thousands)
Segment Assets:
PCB	$1,634,299	$1,655,401
RF&S Components	213,139	216,737
Corporate and Other (1)	1,196,710	1,153,409
Total assets	$3,044,148	$3,025,547

(1)	Other represents results from the now closed SH E-MS and SZ facilities.
(2)

Amortization of definite-lived intangibles primarily relates to the PCB and RF&S Components reportable segments. For both the quarters ended April 4, 2022 and March 29, 2021, $1,384 of amortization expense is included in cost of goods sold.

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

The Company markets and sells its products in approximately 50 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are as follows:

	Quarter Ended
	April 4, 2022	March 29, 2021
	(In thousands)
Net Sales:
United States	$264,401	$268,467
China	77,205	81,709
Other	239,654	176,256
Total net sales	$581,260	$526,432

Net sales are attributed to countries by country invoiced.

(18) Subsequent Events

On April 18, 2022, the Company entered into a definitive share purchase agreement to purchase all of the issued and outstanding capital stock of Telephonics Corporation and ISC Farmingdale Corp. for an aggregate purchase price of $330,000 in cash, subject to customary working capital and certain other adjustments. The transaction is expected to close in the second quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 3, 2022, filed with the SEC.

COMPANY OVERVIEW

We are a leading global printed circuit board (PCB) manufacturer, focusing on quick-turn and volume production of technologically advanced PCBs and backplane assemblies as well as a global designer and manufacturer of high-frequency radio frequency (RF) and microwave/microelectronics components and assemblies. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering, and manufacturing solution to our customers. This one-stop design, engineering, and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,000 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive components, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

The coronavirus (COVID-19) pandemic initially caused business disruption to our operations in China in January 2020. By March 2020, the situation escalated as the scope of the COVID-19 pandemic worsened outside of the Asia-Pacific region, with Europe and North America being affected by the pandemic. With the development and deployment of vaccines, certain of the adverse societal and economic effects of the pandemic have declined. However, as new variants of the virus emerge and evolve, we could see a rebound in the severity of the adverse effects of the pandemic. As a result, we expect continued impacts on our production, as well as ongoing significant uncertainty relating to the actual and potential impacts of the COVID-19 pandemic, and we cannot reasonably estimate its duration or severity. For example, during the first quarter, an outbreak in Mainland China forced temporary lockdown orders in several cities in which we operate. Further, in North America, there was a surge in cases resulting from the Omicron variant from December 2021 through January 2022 which resulted in production inefficiencies caused by a combination of quarantine impacts and direct labor shortages on our overall production. The COVID-19 pandemic has created and continues to create various global macroeconomic, customer demand, operational and supply chain risks and has contributed to high inflation, each of which could have a material and adverse impact on our business going forward. See Item 1A, Risk Factors, of Part II below for further information related to the COVID-19 pandemic.

We have taken active measures to seek to protect our employees, suppliers, and customers by implementing extensive pandemic related protocols, establishing situational leadership teams in Asia-Pacific and North America along with regularly scheduled executive reviews and planning calls, implementing global travel restrictions, and conforming to the guidance and direction of local governments and global health organizations. We are monitoring the impacts the COVID-19 pandemic has had, and continues to have, on our supply chain and are collaborating with our third-party partners with the goal of mitigating, to the extent reasonably practicable, significant delays in delivery of our products.

We continue to experience supply chain constraints and inflationary pressures. We have been actively taking measures intended to manage both supply chain constraints and higher raw materials costs, including, without limitation, through such measures as supplier diversification, ongoing operational efficiency efforts and quotation adjustments to mitigate the impact on our business.

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

On April 18, 2022, we entered into a definitive share purchase agreement to purchase all of the issued and outstanding capital stock of Telephonics Corporation and ISC Farmingdale Corp. for an aggregate purchase price of $330.0 million in cash, subject to customary working capital and certain other adjustments. Consummation of the transaction is subject to certain closing conditions, and the share purchase agreement may be terminated in certain circumstances.

On March 1, 2022, we announced that we will open a new, state of the art, highly automated PCB manufacturing facility in Penang, Malaysia. We expect construction to begin later in 2022 with equipment installation in 2023. We expect that the total capital spending for this facility will be $130.0 million and this investment will be spread from 2022 through 2025.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 45% of our net sales for both the quarters ended April 4, 2022 and March 29, 2021. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended
End Markets (1)	April 4, 2022	March 29, 2021
Aerospace and Defense	30%	35%
Automotive	20	18
Data Center Computing	16	14
Medical/Industrial/Instrumentation	21	17
Networking/Communications	13	15
Other (2)	—	1
Total	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Other end market reflects direct sales to EMS and distributor customers.

We derive revenues primarily from the sale of PCBs, custom electronic assemblies using customer-supplied engineering and design plans as well as our long-term contracts related to the design and manufacture of RF and microwave/microelectronics components, assemblies, and subsystems. Orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Our customers have continuous control of the work in progress and finished goods throughout the PCB and custom electronic assemblies manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right of payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. We recognize revenue based on a cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Revenues are recorded proportionally as costs are incurred.

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

Net sales consist of gross sales less an allowance for returns, which typically have been approximately 2% of gross sales. We provide our customers a limited right of return for defective PCBs including components, subsystems, and assemblies. We record an estimate for sales returns and allowances at the time of sale based on historical results and anticipated returns.

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

General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, and human resources personnel, as well as expenses for accounting and legal assistance, incentive compensation expense, and gains or losses on the sale or disposal of property, plant, and equipment.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 3, 2022 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since January 3, 2022.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended
	April 4, 2022	March 29, 2021
Net sales	100.0%	100.0%
Cost of goods sold	84.4	84.5
Gross profit	15.6	15.5
Operating expenses:
Selling and marketing	3.1	3.1
General and administrative	5.6	6.0
Research and development	1.0	0.8
Amortization of definite-lived intangibles	1.4	1.8
Total operating expenses	11.1	11.7
Operating income	4.5	3.8
Other (expense) income:
Interest expense	(2.0)	(2.2)
Loss on extinguishment of debt	—	(2.9)
Other, net	0.3	0.5
Total other expense, net	(1.7)	(4.6)
Income (loss) before income taxes	2.8	(0.8)
Income tax benefit	0.2	0.2
Net income (loss)	3.0%	(0.6)%

Net Sales

Total net sales increased $54.8 million, or 10.4%, to $581.3 million for the first quarter of 2022 from $526.4 million for the first quarter of 2021. The primary driver for the increase in total net sales was an increase in net sales for the PCB reportable segment of $55.6 million, or 10.8%, to $566.1 million for the first quarter of 2022 from $510.5 million for the first quarter of 2021, which was primarily due to higher demand in most of our commercial end markets which more than offset a decline in our Aerospace and Defense end market due to commercial aerospace softness and production challenges in North America. The increase in PCB net sales also benefitted from a 7.6% increase in the volume of PCB shipments and a 3.9% increase in the average price per square foot as compared to the first quarter of 2021. Another contributing factor to the increase in total net sales was an increase in net sales for the RF&S Components reportable segment of $2.5 million, or 19.7%, to $15.2 million for the first quarter of 2022 from $12.7 million for the first quarter of 2021, which was primarily due to higher demand in our Networking/Communications end market. Partially offsetting the PCB and RF&S Components increases was a $3.3 million reduction in net sales due to the closure of our two assembly plants.

Gross Margin

Overall gross margin increased to 15.6% for the first quarter of 2022 from 15.5% for the first quarter of 2021. Gross margin for the PCB reportable segment decreased to 14.7% for the first quarter of 2022 from 15.7% for the first quarter of 2021. This decline was primarily due to labor and production challenges in North America partially offset by revenue growth in our commercial businesses. During the quarter, we did experience significant material cost increases, but we were able to mitigate the profit impact of those increases through customer price increases and manufacturing efficiencies. Gross margin for the RF&S Components reportable segment increased to 57.0% for the first quarter of 2022 from 47.5% for the first quarter of 2021, primarily due to higher sales.

Capacity utilization is a key driver for us, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the first quarter of 2022 in our Asia and North America PCB facilities was 85% and 46%, respectively, compared to 80% and 55%, respectively, for the first quarter of 2021. The increase in capacity utilization in our Asia PCB facilities was due to an increase in production resulting from increased sales in our commercial end markets. The decrease in our capacity utilization in our North America PCB facilities was primarily due to increased capacity resulting from equipment expansion and the challenges posed by COVID-19 absences and direct labor shortages.

Selling and Marketing Expenses

Selling and marketing expense increased $2.0 million, to $18.3 million for the first quarter of 2022 from $16.3 million for the first quarter of 2021. As a percentage of net sales, selling and marketing expense was 3.1% for both the first quarter of 2022 and 2021. The increase in selling and marketing expenses was primarily due to an increase in commission expense and labor costs.

General and Administrative Expenses

General and administrative expense increased $1.4 million to $33.0 million, or 5.6% of net sales, for the first quarter of 2022 from $31.5 million, or 6.0% of net sales, for the first quarter of 2021. This increase was primarily due to an increase in labor costs, bad debt, acquisition/integration costs, and other general and administrative spending. These increases were partially offset by the decrease in restructuring charges of $3.0 million associated with the restructuring of our E-M Solutions business unit during the first quarter of 2021.

Other Expense

Other expense, net decreased $14.7 million to $9.4 million for the first quarter of 2022 from $24.1 million for the first quarter of 2021. This decrease was primarily the result of the absence of $15.2 million loss on extinguishment of debt partially offset by a decrease in other income of $0.5 million for the first quarter of 2022 due to lower government subsidies.

Income Taxes

Income tax benefit decreased by $0.3 million to $0.8 million of tax benefit for the first quarter of 2022 from $1.1 million of tax benefit for the first quarter of 2021. The decrease in income tax benefit for the first quarter of 2022 was primarily due to an increase in pre-tax income partially offset by the tax benefit resulting from the approval of the Company’s renewal application for High and New Enterprise status for two of the Company’s manufacturing subsidiaries in China.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax asset of approximately $10.2 million and $16.0 million as of April 4, 2022 and March 29, 2021, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of debt, and borrowings under our Revolving Credit Facility. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, fund working capital requirements, to repay debt obligations, and to repurchase common stock. We anticipate that financing capital expenditures, financing acquisitions including our potential acquisition of Telephonics Corporation and ISC Farmingdale Corp., which is expected to close in the second quarter of 2022, funding working capital requirements, and servicing debt will be the principal demands on our cash in the future.

Cash flow provided by operating activities during the first quarter of 2022 was $36.0 million as compared to cash flow provided by operating activities of $41.1 million in the same period in 2021. The decrease in cash flow was primarily due to increased investment in working capital.

Net cash used in investing activities was approximately $23.4 million for the first quarter of 2022, comprised of purchases of property, plant and equipment and other assets. Net cash used in investing activities was approximately $21.0 million for the first quarter of 2021, reflecting $21.8 million for purchases of property, plant and equipment and other assets less $0.8 million for proceeds from sale of property, plant and equipment and other assets.

Net cash used in financing activities during the first quarter of 2022 was $31.1 million, primarily reflecting repurchases of common stock of $30.2 million and cash used to settle warrants of $0.9 million. Net cash provided by financing activities during the first quarter of 2021 was $68.1 million, primarily reflecting proceeds from long-term debt borrowing of $500.0 million, less the repayment of long-term debt borrowings of $425.8 million and payment of debt issuance costs of $4.8 million.

As of April 4, 2022, we had cash and cash equivalents of approximately $519.1 million, of which approximately $186.3 million was held by our foreign subsidiaries, primarily in China. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for the repatriation of this cash.

Our total 2022 capital expenditures are expected to be in the range of $110.0 million to $130.0 million.

Share Repurchases

On February 3, 2021, our board of directors authorized a share repurchase program allowing us to repurchase up to $100.0 million of our common stock. During the first quarter of 2022, we repurchased a total of 2.4 million shares of our common stock for $30.2 million (including commissions). Subsequent to April 4, 2022, we repurchased a total of 0.4 million shares of our common stock for $5.2 million (including commissions) and there are no amounts available for repurchase as of May 4, 2022. We repurchased a total of 7.5 million shares of our common stock for $100.0 million under the share repurchase program.

Long-term Debt and Letters of Credit

As of April 4, 2022, we had $928.2 million of outstanding debt, net of discount and debt issuance costs, composed of $494.7 million of Senior Notes due March 2029, $403.5 million of a Term Loan due September 2024, and $30.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL).

Pursuant to the terms of the Term Loan Facility and Senior Notes due 2029, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of April 4, 2022, we were in compliance with the covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

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

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases as of April 4, 2022. As of the date of this report, other than the share purchase agreement we entered into on April 18, 2022 to purchase all of the issued and outstanding capital stock of Telephonics Corporation and ISC Farmingdale Corp., there were no material changes outside the ordinary course of business since January 3, 2022 to our contractual obligations and commitments and the related cash requirements.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ending on June 1, 2022. Under the terms of the interest rate swap, we pay a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of April 4, 2022, the fair value of the interest rate swap was recorded as a liability in the amount of $1.4 million and included as a component of other current liabilities. No ineffectiveness was recognized for the quarter ended April 4, 2022. During the quarter ended April 4, 2022, the interest rate swap increased interest expense by $2.7 million. After June 1, 2022, our $400.0 million LIBOR-based variable debt will be more sensitive to fluctuations in interest rates due to the expiration of the interest rate swap arrangement. We currently do not expect to enter into a new arrangement after the arrangement described above ends.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of April 4, 2022, approximately 96.2% of our total debt was based on fixed rates. Based on our borrowings as of April 4, 2022, an assumed 100 basis point increase in variable rates would cause our annual interest cost to increase by $0.4 million and an assumed 100 basis point decrease in variable rates would cause our annual interest cost to decrease by $0.2 million. However, without the swap arrangement described above, an assumed 100 basis point increase in variable rates would cause our annual interest cost to increase by $4.4 million and an assumed 100 basis point decrease in variable rates would cause our annual interest cost to decrease by $1.9 million.

On July 27, 2017, the Financial Conduct Authority (FCA) announced the desire to phase out the use of LIBOR by the end of 2021. More recently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative. Specifically, this occurred immediately after December 31, 2021, in the case of all Sterling, Euro (EUR), Swiss franc and Japanese yen settings, and the 1-week, and 2-month U.S. dollar settings; and immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. However, U.S. banking regulators have made it clear that U.S.-dollar LIBOR originations should end by no later than December 31, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate in existing contracts. On July 29, 2021, the Alternative Reference Rates Committee (ARRC) announced that it is now formally recommending CME Group’s forward-looking Secured Overnight Financing Rate term rates (SOFR Term Rates). In accordance with recommendations from ARRC, U.S.-dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (SOFR) and SOFR Term Rates, a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. Further, the International Swaps and Derivatives Association, Inc. recently announced fallback language for LIBOR-referencing derivatives contracts that also provides for SOFR as the primary replacement rate in the event of a LIBOR cessation.

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

Foreign Currency Rate Risks

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

Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as of April 4, 2022 was approximately $1.6 million (EUR 1.4 million). There were no foreign exchange contracts as of January 3, 2022.

Commodity Price Risks

We are exposed to certain commodity risks associated with prices for various raw materials. In particular, we have been experiencing increasing prices and lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. This may negatively affect our profitability. CCLs are made from epoxy resin, glass cloth, and copper foil, all of which are seeing limited supply and increased prices. We only buy a small amount of copper directly. However, copper is a major driver of laminate cost. We are hedging copper as a proxy for hedging laminate. As of April 4, 2022, we had commodity contracts with a notional quantity of (i) 500 metric tonnes for the period beginning April 5, 2022 and ending on June 29, 2022, (ii) 630 metric tonnes for the period beginning June 30, 2022 and ending on October 3, 2022, (iii) 700 metric tonnes for the period beginning October 4, 2022 and ending on January 3, 2023, and (iv) 700 metric tonnes for the period beginning January 1, 2023 and ending on March 31, 2023. As of April 4, 2022, the fair value of the commodity contracts was recorded as an asset in the amount of $1.7 million and included as a component of prepaid expenses and other current assets. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Debt Instruments

The table below presents the fiscal calendar maturities of long-term debt through 2026 and thereafter of our debt instruments as of April 4, 2022:

	As of April 4, 2022
	Remaining 2022	2023	2024 (1)	2025	2026	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$—	$435,879	$—	$—	$—	$435,879	$434,357	2.85%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	465,035	4.00%
Total	$—	$—	$435,879	$—	$—	$500,000	$935,879	$899,392

(1)	Interest rate swap effectively fixed $400,000 of variable rate debt through June 1, 2022.

Interest Rate Swap Contracts

As of April 4, 2022, the fair value of the interest rate swap was recorded as a liability in the amount of $1.4 million. The table below presents information regarding our interest rate swap during the quarter ended April 4, 2022:

Quarter Ended April 4, 2022
(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(2,871)
Average interest received rate	0.16%
Interest received amount	$164

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO have concluded that, as of April 4, 2022 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

We continue to expand our implementation of an enterprise resource planning (ERP) system on a worldwide basis, which is expected to improve the efficiency of the financial reporting and related transaction processes. During the quarter ended April 4, 2022, we did not complete any implementations. As we continue to implement the ERP system at our remaining locations, we will continue to assess the impact on our internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 4, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. Federal, state, and local government responses to COVID-19 and our responses to the outbreak have all, at times, disrupted and will likely continue to disrupt our business. In the United States, individuals at times and in certain locations are being required to practice social distancing, in many places have been restricted from gathering in large groups, and in some cases have been placed on complete restriction from non-essential movements outside of their homes. Even as efforts to contain the pandemic have made progress and many restrictions have relaxed, new variants of the virus have arisen globally. At times, variants of COVID-19 have caused a surge in COVID-19 cases, both regionally, such as the recent outbreak in Mainland China that forced temporary lockdown orders in several cities in which we operate, and globally. The ultimate impact of new variants, such as the Delta variant and Omicron variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines, and the response by governmental bodies to reinstate restrictive measures.

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

Any of the foregoing factors, or other cascading effects that are not currently foreseeable, could materially increase our costs, negatively impact our sales, or damage the Company’s financial condition, results of operations, cash flows and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted because of the sweeping, ongoing and uncertain nature of the circumstances involving the COVID-19 pandemic.

We have pursued and intend to continue to pursue potential divestitures of assets and acquisitions of other businesses and may encounter risks associated with these activities, which could harm our business and operating results. If we are unable to manage our growth effectively, our business, financial condition, and results of operations could be materially adversely affected.

As part of our business strategy, we expect that we will continue to implement and align our strategy by pursuing potential divestitures of assets and acquisitions of businesses, technologies, assets, or product lines that complement or expand our business, such as our recently announced proposed acquisition of Telephonics Corporation and ISC Farmingdale Corp. Risks related to such activities and transactions may include:

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other expected value;
•	diversion of management’s attention from normal daily operations of our existing business to focus on integration of the newly acquired business;
•	unforeseen expenses associated with the integration of the newly acquired business or assets;
•	difficulties in managing production and coordinating operations at new sites;
•	the potential loss of key employees of acquired or divested operations;
•	the potential inability to retain existing customers of acquired companies when we desire to do so;
•	insufficient revenues to offset increased expenses associated with acquisitions;
•	the potential decrease in overall gross margins associated with acquiring a business with a different product mix;
•	the inability to identify certain unrecorded liabilities;
•	the inability to consummate a potential divestiture due to regulatory constraints or other closing conditions;
•	the separation of business infrastructure involved in a potential divestiture may create disruption in our business;
•	the tax burden related to the divestiture may be larger than expected;
•	the potential divestiture of assets or product lines could create dis-synergies and change our profitability;
•	the potential need to restructure, modify, or terminate customer relationships of the acquired or divested assets or company;
•	an increased concentration of business from existing or new customers; and
•	the potential inability to identify assets best suited to our business plan.

Acquisitions may cause us to:

•	enter lines of business and/or markets in which we have limited or no prior experience;
•	issue debt and be required to abide by stringent loan covenants;
•	assume liabilities;
•	record goodwill and intangible assets that will be subject to impairment testing and potential periodic impairment charges;
•	become subject to litigation and environmental issues, which include product material content certifications related to conflict minerals;
•	incur unanticipated costs;
•	incur large and immediate write-offs; and
•	incur substantial transaction-related costs, whether or not a proposed acquisition is consummated.

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

Uncertainty and adverse changes in the global economy and financial markets, including the conflict between Russia and Ukraine, could have an adverse impact on our business and operating results.

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

In February 2022, Russia commenced military hostilities against Ukraine, which has created extreme volatility in the global economy and markets and is expected to create geopolitical instability and have further global economic consequences, including disruptions of the global supply chain and energy markets. The effects of the conflict could also include significant volatility in credit and capital markets, changes in laws and regulations affecting our business, sanctions or counter-sanctions which may be enacted and increased cybersecurity threats and concerns. As a result, there is a risk that supplies of our products may be significantly delayed by or may become unavailable as a result of the conflict between Russia and Ukraine affecting us or our suppliers. The conflict may also reduce demand for our products because of reduced global or national economic activity, disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and reduced levels of business and consumer spending. The effects of the conflict between Russia and Ukraine could heighten or exacerbate many of the risk factors described in this Item 1A, Risk Factors, and may adversely affect our business, financial condition and results of operation.

We have manufacturing facilities and serve customers outside the United States and are subject to the risks characteristic of international operations, including tariffs.

We have significant manufacturing operations in Asia and Canada and sales offices located in Asia and Europe. We continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

In addition, for the quarter ended April 4, 2022, we generated approximately 58% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

Further, the conflict between Russia and Ukraine described in the previous risk factors, and the effects thereof, may adversely affect our manufacturing facilities and our customers.

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

To respond to competitive pressures and customer requirements, we may further expand internationally in lower-cost locations. If we pursue such expansions, we may be required to make additional capital expenditures. For instance, we recently announced our plans to construct a new plant in Penang, Malaysia, which we project will require approximately $130.0 million in capital expenditures over a three-year period. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek new locations with lower costs and the employee and infrastructure base to support PCB manufacturing. We cannot assure investors that we will realize the anticipated strategic benefits of our international operations, including our new plant, or that our international operations will contribute positively to our operating results.

In North America, we are experiencing wage inflation pressures, some of which are mandated by local and state governments. Further, we are experiencing rising health care costs. While we strive to manage these challenges, there can be no assurance that our efforts will succeed which would result in higher costs and lower profits.

The competition for talent and labor in general is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, which could include increases in wages and benefits necessary to attract and retain high quality employees with the right skill sets, increases triggered by regulatory actions regarding wages, scheduling, and benefits; increases in health care and workers’ compensation insurance costs; and increases in benefits and costs related to the COVID-19 pandemic and its resurgence from time to time. In light of the current challenging labor market conditions, due in part to the COVID-19 pandemic, our wages and benefits programs and any steps we take to increase our wages and benefits, may be insufficient to attract and retain talent at all levels of our organization. Existing labor shortages, and our inability to attract employees to maintain a qualified workforce, could adversely affect our production and our overall business and financial performance.

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

Our success is due in part to our ability to deliver products timely to our customers, which requires successful planning and logistics infrastructure, including, ordering, transportation and receipt processing, and the ability of suppliers to meet our materials requirements.

Consolidations and restructuring in our supplier base and equipment fabricators related to our raw materials purchases or the manufacturing equipment we use to fabricate our products may result in adverse changes in pricing of materials due to reduction in competition among our raw material suppliers or an elimination or shortage of equipment and spare parts from our manufacturing equipment supply base. Suppliers and equipment manufacturers may be impacted by other events outside our control including macro-economic events, financial instability, environmental occurrences, or supplier interruptions due to fire, natural catastrophes, public health crises or otherwise. Several of these factors, including the ongoing COVID-19 pandemic, have contributed to supply chain constraints we have experienced during 2021 and into 2022. As a result, suppliers and equipment manufacturers have extended lead times, limited supplies, and/or increased prices due to capacity constraints and other factors. These have impacted our ability to deliver our products on a timely basis, our inventory levels and cash flow, and could negatively impact our financial results. The severity of the constraints in the supply chain is continuously changing, which creates substantial uncertainties in our business. In addition, in extreme circumstances, the suppliers we purchase from could cease production altogether due to a fire, natural disaster, consolidation or liquidation of their businesses. The supply chain constraints and other factors discussed above may continue to impact our ability to deliver our products on a timely basis, harm our customer relationships and negatively impact our financial results.

In particular, the current macroeconomic trends towards increasing inflation could increase the cost of our raw materials and components. If raw material and component prices increase or if there is inflationary pressure on the cost of the metals that we use to produce our product, especially if the prices of copper, gold, palladium and other precious metals we use to manufacture our products increase, it may reduce our gross margins. Should the supply of materials used in the above manufacturing processes become limited, our ability to obtain the quantities necessary to meet our customers’ demand may be impacted which could cause us to encounter reduced revenue levels or price increases which would impact our profit margins. If either of these situations occurs, our financial condition and results of operations could be negatively impacted.

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

The worldwide electronics industry is intensely competitive and volatile.

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

As of April 4, 2022, our consolidated condensed balance sheet included $867.6 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

In addition, a significant portion of our sales are to customers within the automotive industry. The automotive industry has historically experienced multi-year cycles of growth and decline. If sales of automobiles should decline or go into a cyclical downturn, our sales could decline, and this could have a materially adverse impact on our business, financial condition and result of operations. For safety reasons, automotive customers have strict quality standards that generally exceed the quality requirements of other customers. If such products do not meet these quality standards, our business, financial condition, and results of operations may be materially adversely affected. These automotive customers may require long periods of time to evaluate whether our manufacturing processes and facilities meet their quality standards. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers or gain new automotive customers for long periods of time, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, we may be required under our contracts with automotive industry customers to indemnify them for the cost of warranties and recalls relating to our products.

The prominence of EMS companies as our customers could reduce our gross margins, potential sales, and customers.

Sales to EMS companies represented approximately 40% and 35% of our net sales for the quarters ended April 4, 2022 and March 29, 2021, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers collectively accounted for approximately 33% and 32% of our net sales for the quarters ended April 4, 2022 and March 29, 2021, respectively. Furthermore, our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

In addition, during industry downturns, we may need to reduce prices to limit the level of order losses, and we may be unable to collect payments from our customers. There can be no assurance that key customers would not cancel orders, that they would continue to place orders with us in the future at the same levels as experienced by us in prior periods, that they would be able to meet their payment obligations, or that the end-products that use our products would be successful. This concentration of customer base may materially adversely affect our business, financial condition, and results of operations due to the loss or cancellation of business from any of these key customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of the products sold to any of these customers.

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

For the quarter ended April 4, 2022, aerospace and defense sales accounted for approximately 30% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government or to foreign governments and agencies, we are a supplier to OEMs that sell to these entities. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 40% and 35% of our net sales for the quarters ended April 4, 2022 and March 29, 2021, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

The $405.9 million outstanding we maintain in our Term Loan Facility and the $30.0 million borrowed under our Asia ABL are subject to interest at a floating rate of LIBOR plus a margin, and as a result, we have exposure to interest rate risk. Certain central banks, such as the U.S. Federal Reserve, have effected interest rate increases in 2022 and signaled that further rate increases are likely to be implemented later in 2022. Increases in interest rates would increase our cost of borrowing and/or potentially make it more difficult to refinance our existing indebtedness, if necessary. At times, we have sought to reduce our exposure to interest rate fluctuations by entering into interest rate hedging arrangements. Although we are currently in a four-year pay-fixed, receive floating (1-month LIBOR) interest rate swap arrangement, that arrangement is scheduled to end on June 1, 2022, and we do not currently expect to enter into a new interest rate swap arrangement. As a result, as interest rates increase we will likely need to dedicate more of our cash flow from operations to service our debt obligations. See Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risks appearing in Part 1, Item 3 of this Quarterly Report on Form 10-Q for further information.

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

We are increasingly required to certify compliance with various material content restrictions in our products based on laws of various jurisdictions or territories such as the Restriction of Hazardous Substances (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemicals, or REACH directives in the European Union and China’s RoHS legislation. Similar laws have been adopted in other jurisdictions and may become increasingly prevalent. In addition, we must also certify as to the non-

applicability of the EU’s Waste Electrical and Electronic Equipment directive for certain products that we manufacture. The REACH directive requires the identification of Substances of Very High Concern, or SVHCs periodically. We must survey our supply chain and certify to the non-presence or presence of SVHCs to our customers. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.

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

Outages, computer viruses, cyber-attacks, and similar events could disrupt our operations, and breaches of our security systems may cause us to incur significant legal and financial exposure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases by us of shares of our common stock during the quarter ended April 4, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
	(In thousands, except average price paid per share)
January 4, 2022 - January 31, 2022	237	$13.44	237	$32,187
February 1, 2022 - February 28, 2022	1,193	12.51	1,193	$17,295
March 1, 2022 - April 4, 2022	943	12.86	943	$5,184
Total for the quarter ended April 4, 2022	2,373	$12.74	2,373

(1)	Includes commissions.
(2)

On February 3, 2021, we announced that our Board of Directors authorized and approved a share repurchase program. Under the program, we may repurchase up to $100.0 million in value of our outstanding shares of common stock from time to time through February 3, 2023. Subsequent to April 4, 2022, the Company repurchased 374 shares of common stock for a total cost of $5.2 million (including commissions) and there are no amounts available for repurchase as of May 4, 2022.

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

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: May 11, 2022	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: May 11, 2022	Todd B. Schull
Executive Vice President and Chief Financial Officer