Form 10-Q
period 2022-07-04
TTM TECHNOLOGIES INC
filed 2022-08-10
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2022

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at August 8, 2022: 102,194,259

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of July 4, 2022 and January 3, 2022

	As of
	July 4,	January 3,
	2022	2022
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$266,546	$537,678
Accounts receivable, net	474,829	386,347
Contract assets	376,367	324,862
Inventories	209,960	127,612
Prepaid expenses and other current assets	53,181	30,914
Total current assets	1,380,883	1,407,413
Property, plant and equipment, net	748,439	665,755
Operating lease right-of-use assets	22,618	20,802
Goodwill	715,591	637,324
Definite-lived intangibles, net	311,352	239,918
Deposits and other non-current assets	35,768	54,335
Total assets	$3,214,651	$3,025,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$425,135	$361,484
Contract liabilities	83,668	14,189
Accrued salaries, wages and benefits	100,584	89,446
Other current liabilities	112,922	93,029
Total current liabilities	722,309	558,148
Long-term debt, net of discount and issuance costs	928,605	927,818
Operating lease liabilities	15,832	15,252
Other long-term liabilities	73,825	68,912
Total long-term liabilities	1,018,262	1,011,982
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized; 109,555 and 108,194 shares issued as of July 4, 2022 and January 3, 2022, respectively; 102,185 and 103,533 shares outstanding as of July 4, 2022 and January 3, 2022, respectively	109	108
Treasury stock – common stock at cost; 7,370 and 4,661 shares as of July 4, 2022 and January 3, 2022, respectively	(98,659)	(63,807)
Additional paid-in capital	847,214	840,113
Retained earnings	751,296	706,258
Accumulated other comprehensive loss	(25,880)	(27,255)
Total stockholders’ equity	1,474,080	1,455,417
Total liabilities and stockholders' equity	$3,214,651	$3,025,547

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended July 4, 2022 and June 28, 2021

	Quarter Ended		Two Quarters Ended
	July 4,	June 28,	July 4,	June 28,
	2022	2021	2022	2021
	(Unaudited)
	(In thousands, except per share data)
Net sales	$625,550	$567,383	$1,206,810	$1,093,815
Cost of goods sold	508,477	467,473	998,814	912,305
Gross profit	117,073	99,910	207,996	181,510
Operating expenses:
Selling and marketing	17,557	14,605	35,829	30,887
General and administrative	48,806	31,193	81,760	62,720
Research and development	5,233	4,182	10,788	8,652
Amortization of definite-lived intangibles	8,275	9,042	16,549	18,563
Total operating expenses	79,871	59,022	144,926	120,822
Operating income	37,202	40,888	63,070	60,688
Other (expense) income:
Interest expense	(10,711)	(11,079)	(22,072)	(22,468)
Loss on extinguishment of debt	—	—	—	(15,217)
Other, net	7,638	306	9,608	2,813
Total other expense, net	(3,073)	(10,773)	(12,464)	(34,872)
Income before income taxes	34,129	30,115	50,606	25,816
Income tax provision	(6,337)	(1,854)	(5,568)	(747)
Net income	$27,792	$28,261	$45,038	$25,069

Earnings per share:
Basic earnings per share	$0.27	$0.26	$0.44	$0.23
Diluted earnings per share	$0.27	$0.26	$0.43	$0.23

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarter and Two Quarters Ended July 4, 2022 and June 28, 2021

	Quarter Ended		Two Quarters Ended
	July 4,	June 28,	July 4,	June 28,
	2022	2021	2022	2021
	(Unaudited)
	(In thousands)
Net income	$27,792	$28,261	$45,038	$25,069
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	—	29	—	29
Foreign currency translation adjustments, net	(1,700)	417	(1,736)	414
Net unrealized gain on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the period, net	(129)	60	24	(203)
Loss realized in the statement of operations, net	1,053	1,932	3,087	3,984
Net	924	1,992	3,111	3,781
Other comprehensive (loss) income, net of tax	(776)	2,438	1,375	4,224
Comprehensive income, net of tax	$27,016	$30,699	$46,413	$29,293

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Two Quarters Ended July 4, 2022

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Unaudited)
	(In thousands)
Balance, January 3, 2022	108,194	$108	(4,661)	$(63,807)	$840,113	$706,258	$(27,255)	$1,455,417
Net income	—	—	—	—	—	17,246	—	17,246
Other comprehensive income	—	—	—	—	—	—	2,151	2,151
Issuance of common stock for performance-based restricted stock units	182	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	7	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(2,373)	(30,232)	—	—	—	(30,232)
Fair value of warrants reclassified to warrant liabilities	—	—	—	—	(987)	—	—	(987)
Issuance of stock from warrant exercises	—	—	38	572	(572)	—	—	—
Stock-based compensation	—	—	—	—	4,234	—	—	4,234
Balance, April 4, 2022	108,383	$108	(6,996)	$(93,467)	$842,788	$723,504	$(25,104)	$1,447,829
Net income	—	—	—	—	—	27,792	—	27,792
Other comprehensive income	—	—	—	—	—	—	(776)	(776)
Issuance of common stock for restricted stock units	1,172	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(374)	(5,192)	—	—	—	(5,192)
Stock-based compensation	—	—	—	—	4,427	—	—	4,427
Balance, July 4, 2022	109,555	$109	(7,370)	$(98,659)	$847,214	$751,296	$(25,880)	$1,474,080

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

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended July 4, 2022 and June 28, 2021

	Two Quarters Ended
	July 4, 2022	June 28, 2021
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$45,038	$25,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	43,289	42,717
Amortization of definite-lived intangible assets	19,316	21,330
Amortization of debt discount and issuance costs	1,069	1,074
Loss on extinguishment of debt	—	15,217
Deferred income taxes	(322)	1,407
Stock-based compensation	8,661	7,559
Other	(3,655)	(1,514)
Changes in operating assets and liabilities:
Accounts receivable, net	(34,787)	2,343
Contract assets	(18,383)	(27,441)
Inventories	(6,091)	(10,704)
Prepaid expenses and other current assets	(18,586)	(13,284)
Accounts payable	39,556	45,344
Contract liabilities	17,669	(2,188)
Accrued salaries, wages and benefits	585	(9,504)
Other current liabilities	21,949	629
Net cash provided by operating activities	115,308	98,054
Cash flows from investing activities:
Acquisition of Gritel Holding Co., Inc. and ISC Farmingdale Corp.	(299,212)	—
Purchase of property, plant and equipment and other assets	(49,927)	(44,636)
Proceeds from sale of property, plant and equipment and other assets	113	943
Net cash used in investing activities	(349,026)	(43,693)
Cash flows from financing activities:
Proceeds from borrowings of revolving loan	50,000	—
Repayment of revolving loan	(50,000)	—
Repurchases of common stock	(35,424)	(6,145)
Cash used to settle warrants	(887)	(3,146)
Proceeds from long-term debt borrowing	—	500,000
Repayment of long-term debt borrowings	—	(425,838)
Payment of debt issuance costs	—	(5,776)
Other	—	(7,062)
Net cash (used in) provided by financing activities	(36,311)	52,033
Effect of foreign currency exchange rates on cash and cash equivalents	(1,103)	332
Net (decrease) increase in cash and cash equivalents	(271,132)	106,726
Cash and cash equivalents at beginning of period	537,678	451,565
Cash and cash equivalents at end of period	$266,546	$558,291
Supplemental cash flow information:
Cash paid, net for interest	$22,793	$21,077
Cash paid, net for income taxes	2,013	2,826
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in accounts payable	$40,365	$27,625
Issuance of common stock for warrant settlement	589	2,095

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global manufacturer of technology solutions including engineered systems, radio frequency (RF) components and RF microwave/microelectronic assemblies, and printed circuit boards (PCB). The Company provides time-to-market and volume production of advanced technology products and offers a one-stop design, engineering, and manufacturing solution to customers. This one-stop design, engineering, and manufacturing solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due, in part, to the on-going coronavirus (COVID-19) global pandemic, the global economy and financial markets have been volatile, and the pandemic has contributed to disruptions in global supply chains, labor shortages and high inflation, and there is a significant amount of uncertainty about the length and severity of the consequences caused by the ongoing pandemic. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. Actual results could differ materially from those estimates. The Company uses a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31.

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company early adopted ASU 2021-08 on April 4, 2022 and did not have an impact on its consolidated condensed financial statements and related disclosures. The new guidance will be applied to the acquisition of Gritel Holding Co., Inc. (Gritel) and ISC Farmingdale Corp.

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

(2) Acquisition of Gritel and ISC Farmingdale Corp.

On June 27, 2022, the Company completed its acquisition of all of the issued and outstanding capital stock of Gritel and ISC Farmingdale Corp. for a preliminary total consideration of $299,212 in cash. Telephonics Corporation is wholly-owned by Gritel, and as a result of the acquisition, became an indirect, wholly-owned subsidiary of the Company (collectively with ISC Farmingdale Corp., Telephonics).

For the quarter and two quarters ended July 4, 2022, bank fees and legal, accounting, and other professional service costs associated with the acquisition of $9,854 and $10,708, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed financial statements. There were no bank fees or legal, accounting, or other professional service costs associated with the acquisition for the quarter and two quarters ended June 28, 2021.

Preliminary Purchase Price Allocation

The purchase price was allocated to tangible and intangible assets acquired, and liabilities assumed based on preliminary estimates of fair value at the date of the acquisition, June 27, 2022. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists.

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed. The following summarizes the preliminary estimated fair values of net assets acquired:

(In thousands)
Accounts receivable	$53,695
Contract assets	33,122
Inventories	76,257
Prepaid expenses and other current assets	7,270
Property, plant and equipment	70,685
Operating lease right-of-use assets	3,466
Goodwill	78,267
Identifiable intangible assets	90,750
Deposits and other non-current assets	1,813
Accounts payable	(16,026)
Contract liabilities	(51,810)
Accrued salaries, wages and benefits	(10,553)
Other current liabilities	(7,379)
Operating lease liabilities	(2,392)
Non-current deferred tax liabilities	(27,912)
Other long-term liabilities	(41)
Total	$299,212

Because the acquisition closed shortly prior to the end of the Company’s second fiscal quarter, the magnitude of the transaction, and the significant information to be obtained and analyzed, the Company’s fair value estimates for all of the acquired assets and liabilities are preliminary and may change during the allowable measurement period, which is up to the point the Company obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. Any subsequent changes to the purchase price allocation during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company believes that the acquisition of Telephonics will strengthen the Company’s differentiated position in the Aerospace and Defense market and complement existing RF and microwave business. The Company believes that these factors support the amount of goodwill recognized as a result of the purchase price paid for Telephonics, in relation to other acquired tangible and intangible assets. The goodwill acquired in the acquisition is not deductible for income tax purposes.

The results of operations of Telephonics since the acquisition date are not material to the Company’s consolidated condensed financial statements.

Preliminary Pro forma Financial Information

The unaudited preliminary pro forma financial information below gives effect to this acquisition as if it had occurred at the beginning of fiscal 2021, or December 29, 2020. The preliminary pro forma financial information presented includes the effects of adjustments related to the amortization of acquired identifiable intangible assets and other non-recurring transactions costs directly associated with the acquisition such as legal, accounting and banking fees. The Company will include the full pro forma financial information and historical financial statements of Telephonics as required by SEC rules by filing an amendment to its Current Report on Form 8-K dated June 27, 2022.

The preliminary pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of the earliest period presented, or the results that may be achieved in future periods.

	Quarter Ended		Two Quarters Ended
	July 4, 2022	June 28, 2021	July 4, 2022	June 28, 2021
	(In thousands, except per share amounts)
Net sales	$676,344	$629,957	$1,313,878	$1,216,540
Net income	35,314	28,485	52,124	23,312
Basic earnings per share	$0.35	$0.27	$0.51	$0.22
Diluted earnings per share	$0.34	$0.26	$0.50	$0.21

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

The components of lease expense were as follows:

	Quarter Ended		Two Quarters Ended
	July 4, 2022	June 28, 2021	July 4, 2022	June 28, 2021
	(In thousands)
Operating lease cost	$1,792	$1,924	$3,676	$4,132
Variable lease cost	208	140	454	374
Short-term lease cost	174	55	314	109
Finance lease costs:
Amortization of right-of-use assets	344	—	687	—
Interest on lease liabilities	99	—	197	—

Supplemental cash flow information related to leases was as follows:

	Two Quarters Ended
	July 4, 2022	June 28, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,654	$4,104
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	5,368	802

Supplemental balance sheet information related to leases was as follows:

		As of
	Balance Sheet Location	July 4, 2022	January 3, 2022
		(In thousands)
Assets:
Operating leases	Operating lease right-of-use assets	$22,618	$20,802
Finance leases	Property, plant and equipment, net	14,072	14,759
Total lease assets		$36,690	$35,561
Liabilities:
Current:
Operating leases	Other current liabilities	$7,606	$6,362
Finance leases	Other current liabilities	706	698
Long-term:
Operating leases	Operating lease liabilities	15,832	15,252
Finance leases	Other long-term liabilities	13,959	14,317
Total lease liabilities		$38,103	$36,629

	As of
	July 4, 2022	January 3, 2022
Weighted average remaining lease term (years):
Operating leases	3.7	3.9
Finance leases	14.1	14.6
Weighted average discount rate:
Operating leases	3.00%	2.56%
Finance leases	2.68%	2.68%

Maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In thousands)
Less than one year	$8,186	$1,089
1 - 2 years	7,008	1,133
2 - 3 years	5,488	1,128
3 - 4 years	2,226	1,171
4 - 5 years	966	1,175
Thereafter	987	12,068
Total lease payments	24,861	17,764
Less imputed interest	(1,423)	(3,099)
Total	$23,438	$14,665

(1)	Excludes $884 of legally binding minimum lease payments for leases signed but not yet commenced.

(4) Revenues

As of July 4, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $308,915. The Company expects to recognize revenue on approximately 64% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months.

Revenue from products and services transferred to customers over time and at a point in time accounted for 97% and 3%, respectively, of the Company’s revenue for the quarter and two quarters ended July 4, 2022, and 98% and 2%, respectively, of the Company’s revenue for the quarter and two quarters ended June 28, 2021.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended July 4, 2022			Quarter Ended June 28, 2021
	PCB	RF&S Components	Total	PCB	RF&S Components	Total
End Markets	(In thousands)
Aerospace and Defense	$189,676	$—	$189,676	$185,152	$6	$185,158
Automotive	111,778	—	111,778	102,893	—	102,893
Data Center Computing	106,188	20	106,208	82,230	24	82,254
Medical/Industrial/Instrumentation	131,061	2,246	133,307	104,012	1,067	105,079
Networking/Communications	69,766	15,109	84,875	75,728	11,950	87,678
Other	960	(1,254)	(294)	3,465	856	4,321
Total	$609,429	$16,121	$625,550	$553,480	$13,903	$567,383

	Two Quarters Ended July 4, 2022			Two Quarters Ended June 28, 2021
	PCB	RF&S Components	Total	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$361,856	$—	$361,856	$371,691	$12	$—	$371,703
Automotive	227,014	—	227,014	194,685	—	3,642	198,327
Data Center Computing	197,972	20	197,992	153,989	456	—	154,445
Medical/Industrial/Instrumentation	251,423	3,784	255,207	194,782	2,148	25	196,955
Networking/Communications	133,409	28,866	162,275	142,666	22,603	1	165,270
Other	3,825	(1,359)	2,466	6,153	1,374	(412)	7,115
Total	$1,175,499	$31,311	$1,206,810	$1,063,966	$26,593	$3,256	$1,093,815

(1)	Other represents results from the now closed Shanghai (SH E-MS) and Shenzhen (SZ) facilities previously utilized by the Company’s former E-M Solutions business unit.

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	July 4, 2022	January 3, 2022
	(In thousands)
Inventories:
Raw materials	$168,919	$114,653
Work-in-process	37,468	9,620
Finished goods	3,573	3,339
	$209,960	$127,612
Property, plant and equipment, net:
Land and land use rights	$62,898	$62,015
Buildings and improvements	475,809	429,344
Machinery and equipment	954,619	891,925
Furniture and fixtures and other	11,417	10,360
Construction-in-progress	36,730	25,554
	1,541,473	1,419,198
Less: Accumulated depreciation	(793,034)	(753,443)
	$748,439	$665,755
Other current liabilities:
Income taxes payable	$19,185	$7,162
Sales return and allowances	12,508	12,853
Operating lease	7,606	6,362
Interest	7,016	8,741
Derivative liabilities	3,649	4,295
Finance leases	706	698
Other	62,252	52,918
	$112,922	$93,029
Other long-term liabilities:
Deferred income taxes	$31,533	$28,361
Finance leases	13,959	14,317
Defined benefit pension plan liability	4,747	5,276
Other	23,586	20,958
	$73,825	$68,912

(6) Goodwill

As of July 4, 2022 and January 3, 2022, goodwill by reportable segment was as follows:

	PCB	RF&S Components	Unallocated Telephonics Goodwill	Total
	(In thousands)
Balance as of January 3, 2022
Goodwill	$700,724	$177,200	$—	$877,924
Accumulated impairment losses	(171,400)	(69,200)	—	(240,600)
	529,324	108,000	—	637,324

Goodwill recognized during the two quarters ended July 4, 2022	—	—	78,267	78,267
Balance as of July 4, 2022
Goodwill	700,724	177,200	78,267	956,191
Accumulated impairment losses	(171,400)	(69,200)	—	(240,600)
	$529,324	$108,000	$78,267	$715,591

The assignment of goodwill related to the Telephonics acquisition to the Company’s reporting units has not yet been completed. See Note 2, Acquisition of Gritel and ISC Farmingdale Corp. and Note 17, Segment Information, for further information.

(7) Definite-lived Intangibles

As of July 4, 2022 and January 3, 2022, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
July 4, 2022
Customer relationships	$366,071	$(171,010)	$195,061	11.3
Technology	47,650	(22,109)	25,541	9.5
Acquired intangibles from acquisition
Customer relationships	82,500	—	82,500	13.0
Trade names	8,250	—	8,250	5.0
	$504,471	$(193,119)	$311,352

January 3, 2022
Customer relationships	$366,071	$(154,461)	$211,610	11.3
Technology	47,650	(19,342)	28,308	9.5
	$413,721	$(173,803)	$239,918

The Company has acquired customer relationships and trade names as a result of the acquisition. See Note 2, Acquisition of Gritel and ISC Farmingdale Corp., for further information.

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $9,658 and $10,425 for the quarters ended July 4, 2022 and June 28, 2021, respectively, and $19,316 and $21,330 for the two quarters ended July 4, 2022 and June 28, 2021, respectively. For the quarter and two quarters ended July 4, 2022, $1,383 and $2,767, respectively, of amortization expense is included in cost of goods sold. For the quarter and two quarters ended June 28, 2021, $1,383 and $2,767, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2022	$23,314
2023	44,695
2024	37,513
2025	33,393
2026	33,393
Thereafter	139,044
$311,352

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of July 4, 2022 and January 3, 2022:

	Interest Rate as of July 4, 2022	Principal Outstanding as of July 4, 2022	Interest Rate as of January 3, 2022	Principal Outstanding as of January 3, 2022
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due September 2024	4.28	405,879	2.60	405,879
Asia ABL Revolving Loan due June 2024	3.18	30,000	1.50	30,000
		935,879		935,879
Less: Long-term debt unamortized discount		(502)		(607)
Long-term debt unamortized debt issuance costs		(6,772)		(7,454)
		928,605		927,818
Less: current maturities		—		—
Long-term debt, less current maturities		$928,605		$927,818

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

Debt Issuance and Debt Discount

As of July 4, 2022 and January 3, 2022, remaining unamortized debt discount and debt issuance costs for the Senior Notes due 2029 and Term Loan Facility are as follows:

	As of July 4, 2022			As of January 3, 2022
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$5,114	$—	4.18%	$5,444	$—	4.18%
Term Loan due September 2024	1,658	502	4.66	2,010	607	4.66
	$6,772	$502		$7,454	$607

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,073 and $1,355 as of July 4, 2022 and January 3, 2022, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of July 4, 2022, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 4.9 years.

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

During the quarter and two quarters ended July 4, 2022, the Company’s effective tax rate was impacted by a net discrete expense of $1,222 and a net discrete benefit of $825, respectively. This is mainly related to the approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China and a windfall tax benefit of the stock-based compensation releases, which were partially offset by accrued interest expense on existing uncertain tax positions.

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the U.S. The Company expects its earnings attributable to most foreign subsidiaries may be repatriated back to the U.S. and so a deferred tax liability has been recorded for foreign withholding taxes and the estimated federal/state tax impact on any repatriation. For those other companies with earnings currently being reinvested outside of the U.S., no deferred tax liabilities on undistributed earnings are recorded.

(10) Financial Instruments

Derivatives

Interest Rate Swaps

The Company’s business is exposed to risk resulting from fluctuations in interest rates on certain LIBOR-based variable rate debt. Increases in interest rates increase interest expenses relating to the outstanding variable rate borrowings and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of the debt obligations.

On May 15, 2018, the Company entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400,000 for the period beginning June 1, 2018 and ended on June 1, 2022. During the term of the interest rate swap, the Company paid a fixed rate of 2.84% against a portion of its LIBOR-based debt and received floating 1-month LIBOR during the swap period.

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax, in the Company’s consolidated condensed balance sheets. No ineffectiveness was recognized for the quarter and two quarters ended July 4, 2022 and June 28, 2021. The interest rate swap increased interest expense by $1,399 and $2,763 for the quarters ended July 4, 2022 and June 28, 2021, respectively, and $4,105 and $5,503 for the two quarters ended July 4, 2022 and June 28, 2021, respectively.

Foreign Exchange Contracts

The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts as of July 4, 2022 was approximately $1,625 (Euro (EUR) 1.4 million). There were no foreign exchange contracts as of January 3, 2022.

Commodity Price Risk Management

The Company uses various raw materials in the manufacturing of PCBs. In particular, the Company has been experiencing increasing prices and lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. CCLs are made from epoxy resin, glass cloth and copper foil, all of which are seeing limited supply and resulting increased prices. The Company only buys a small amount of copper directly. However, copper is a major driver of laminate cost. As such, the Company enters into commodity contracts to hedge copper as a proxy for hedging laminate. As of July 4, 2022, the Company has commodity contracts with a notional quantity of (i) 0.6 metric tonnes for the period beginning June 30, 2022 and ending on October 3, 2022, (ii) 0.7 metric tonnes for the period beginning October 4, 2022 and ending on January 3, 2023 (iii) 0.7 metric tonnes for the period beginning January 1, 2023 and ending on March 31, 2023, and (iv) 0.7 metric tonnes for the period beginning April 1, 2023 and ending on June 30, 2023. As of July 4, 2022, the fair value of the commodity contracts was recorded as a liability in the amount of $3,511 and included as a component of other current liabilities. The changes in the fair value of these commodity contracts are recorded in cost of goods sold in the consolidated condensed statements of operations. The commodity contracts increased cost of goods sold by

$5,209 and $3,807 for the quarter and two quarters ended July 4, 2022, respectively. The commodity contracts decreased cost of goods sold by $99 for both the quarter and two quarters ended June 28, 2021. These commodity contracts are not designated as accounting hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	July 4, 2022	January 3, 2022
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Other current liabilities	$(138)	$—
Interest rate swap	Other current liabilities	—	(4,295)
Cash flow derivative instruments not designated as hedges:
Commodity contracts	Prepaid expenses and other current assets	—	297
Commodity contracts	Other current liabilities	(3,511)	—

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarter and two quarters ended July 4, 2022 and June 28, 2021:

		Quarter Ended July 4, 2022		Quarter Ended June 28, 2021
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$(14)	$(1,399)	$(184)	$(2,763)

		Two Quarters Ended July 4, 2022		Two Quarters Ended June 28, 2021
	Financial Statement Caption	Gain Recognized in Other Comprehensive Income	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$190	$(4,105)	$(535)	$(5,503)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the two quarters ended July 4, 2022 and June 28, 2021:

	Two Quarters Ended
	July 4,	June 28,
	2022	2021
	(In thousands)
Beginning balance, net of tax	$(3,223)	$(11,231)
Changes in fair value gain (loss), net of tax	24	(203)
Reclassification to earnings	3,087	3,984
Ending balance, net of tax	$(112)	$(7,450)

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of July 4, 2022 and January 3, 2022:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of January 3, 2022	$(23,899)	$(133)	$(3,223)	$(27,255)
Other comprehensive (loss) income before reclassifications	(1,736)	—	24	(1,712)
Amounts reclassified from accumulated other comprehensive loss	—	—	3,087	3,087
Other comprehensive (loss) income	(1,736)	—	3,111	1,375
Ending balance as of July 4, 2022	$(25,635)	$(133)	$(112)	$(25,880)

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

For the quarter and two quarters ended July 4, 2022, one customer accounted for approximately 11% and 10% of the Company’s net sales, respectively. There were no customers that accounted for 10% or more of net sales for the quarter ended June 28, 2021. For the two quarters ended June 28, 2021, one customer accounted for approximately 11% of the Company’s net sales.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of July 4, 2022 and January 3, 2022 were as follows:

	As of		As of
	July 4, 2022		January 3, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$—	$—	$297	$297
Derivative liabilities, current	3,649	3,649	4,295	4,295
Senior Notes due March 2029	494,886	420,005	494,556	498,200
Term Loan due September 2024	403,719	401,569	403,262	406,135
ABL Revolving Loans	30,000	30,000	30,000	30,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of July 4, 2022 and January 3, 2022, which are considered Level 2 inputs.

As of July 4, 2022 and January 3, 2022, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. Due to short-term maturities, the carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of July 4, 2022 consisted of $67,175 held in the U.S., with the remaining $199,371 held by foreign subsidiaries.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of July 4, 2022 and January 3, 2022. However, these amounts are not material to the consolidated condensed financial statements of the Company.

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and two quarters ended July 4, 2022 and June 28, 2021:

	Quarter Ended		Two Quarters Ended
	July 4, 2022	June 28, 2021	July 4, 2022	June 28, 2021
	(In thousands, except per share amounts)
Net income	$27,792	$28,261	$45,038	$25,069

Basic weighted average shares	101,270	107,148	101,941	106,987
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,951	1,845	1,818	1,862
Dilutive effect of outstanding warrants	—	802	3	401
Diluted shares	103,221	109,795	103,762	109,250
Earnings per share:
Basic	$0.27	$0.26	$0.44	$0.23
Diluted	$0.27	$0.26	$0.43	$0.23

Performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock options to purchase 1,054 and 1,014 shares of common stock for the quarter and two quarters ended July 4, 2022, respectively, and 1,452 and 802 shares of common stock for the quarter and two quarters ended June 28, 2021, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met at July 4, 2022 and June 28, 2021, and for RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common stock during the applicable quarter and two quarters and, as a result, the impact would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	July 4,	June 28,	July 4,	June 28,
	2022	2021	2022	2021
	(In thousands)
Cost of goods sold	$1,172	$861	$2,448	$2,026
Selling and marketing	620	442	1,270	1,088
General and administrative	2,396	2,015	4,449	4,370
Research and development	239	32	494	75
Stock-based compensation expense recognized	$4,427	$3,350	$8,661	$7,559

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of July 4, 2022:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$38,698	1.7
PRU awards	3,506	1.8
Stock options	11	0.3
	$42,215

(17) Segment Information

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. On June 27, 2022, the Company completed its acquisition of Telephonics. As of July 4, 2022, the chief operating decision maker is still in the process of determining how to allocate resources and assess performance in relation to the acquisition of Telephonics.

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

	Quarter Ended		Two Quarters Ended
	July 4, 2022	June 28, 2021	July 4, 2022	June 28, 2021
	(In thousands)
Net Sales:
PCB	$609,429	$553,480	$1,175,499	$1,063,966
RF&S Components	16,121	13,903	31,311	26,593
Other (1)	—	—	—	3,256
Total net sales	$625,550	$567,383	$1,206,810	$1,093,815
Operating Segment Income (Loss):
PCB	$91,908	$73,055	$148,448	$130,287
RF&S Components	6,678	4,730	12,428	8,592
Corporate and Other (1)	(51,726)	(26,472)	(78,490)	(56,861)
Total operating segment income	46,860	51,313	82,386	82,018
Amortization of definite-lived intangibles (2)	(9,658)	(10,425)	(19,316)	(21,330)
Total operating income	37,202	40,888	63,070	60,688
Total other expense	(3,073)	(10,773)	(12,464)	(34,872)
Income before income taxes	$34,129	$30,115	$50,606	$25,816
	As of
	July 4, 2022	January 3, 2022
	(In thousands)
Segment Assets:
PCB	$1,744,414	$1,655,401
RF&S Components	211,136	216,737
Corporate and Other (1)	1,259,101	1,153,409
Total assets	$3,214,651	$3,025,547

(1)	Other represents results from the now closed SH E-MS and SZ facilities. As of July 4, 2022, Other includes assets acquired from the acquisition of Telephonics.
(2)

Amortization of definite-lived intangibles primarily relates to the PCB and RF&S Components reportable segments. For the quarter and two quarters ended July 4, 2022, $1,383 and $2,767, respectively, of amortization expense is included in cost of goods sold. For the quarter and two quarters ended June 28, 2021, $1,383 and $2,767, respectively, of amortization expense is included in cost of goods sold.

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

The Company markets and sells its products in approximately 50 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are as follows:

	Quarter Ended		Two Quarters Ended
	July 4, 2022	June 28, 2021	July 4, 2022	June 28, 2021
	(In thousands)
Net Sales:
United States	$274,480	$260,944	$538,881	$529,411
China	75,771	80,160	152,976	161,869
Other	275,299	226,279	514,953	402,535
Total net sales	$625,550	$567,383	$1,206,810	$1,093,815

Net sales are attributed to countries by country invoiced.

(18) Share Repurchase Program

On February 3, 2021, the Company’s Board of Directors authorized and approved a share repurchase program. Under the program, the Company was authorized to repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through February 3, 2023. The program permitted the Company to repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. In addition, the Company adopted a trading plan, which may be amended from time to time, in accordance with Rule 10b5-1 of the Exchange Act to facilitate certain purchases effected under the share repurchase program. The timing, manner, price, and amount of any repurchases were determined at the Company’s discretion. The repurchase program did not obligate the Company to acquire any specific number of shares.

During the quarter ended July 4, 2022, the Company repurchased 374 shares of common stock for a total cost of $5,192 (including commissions) and during the two quarters ended July 4, 2022, the Company has repurchased a total of 2,747 shares of common stock for a total cost of $35,424 (including commissions). As of July 4, 2022, there are no amounts available for repurchase.

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

COMPANY OVERVIEW

We are a leading global manufacturer of technology solutions including engineered systems, radio frequency (RF) components and RF microwave/microelectronic assemblies, and printed circuit boards (PCB). We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering, and manufacturing solution to our customers. This one-stop design, engineering, and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,000 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive components, medical, industrial and instrumentation related products, as well as networking/communications infrastructure products. Our customers include both original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers.

RECENT DEVELOPMENTS

On June 27, 2022, we completed our acquisition of all of the issued and outstanding common stock of Gritel Holding Co., Inc. (Gritel) and ISC Farmingdale Corp. for a preliminary total consideration of $299.2 million in cash. Telephonics Corporation is wholly-owned by Gritel, and as a result of the acquisition, became an indirect, wholly-owned subsidiary of the Company (collectively with ISC Farmingdale Corp., Telephonics). Telephonics is recognized globally as a leading provider of highly sophisticated military intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea, and air applications. Because the acquisition closed shortly prior to the end of our second fiscal quarter, the results of operations of Telephonics since the acquisition date were not material to our consolidated condensed financial statements.

On March 1, 2022, we announced that we will open a new highly automated PCB manufacturing facility in Penang, Malaysia. We recently commenced construction, which we expect will take 12 to 15 months, with equipment installation in late 2023. We expect that the total capital spending for this facility will be approximately $130.0 million and this investment will be spread from 2022 through 2025.

The coronavirus (COVID-19) pandemic initially caused business disruption to our operations in China in January 2020. By March 2020, the situation escalated as the scope of the COVID-19 pandemic worsened outside of the Asia-Pacific region, with Europe and North America being affected by the pandemic. With the development and deployment of vaccines, certain of the adverse societal and economic effects of the pandemic have declined. However, as new variants of the virus emerge and evolve, we could see a rebound in the severity of the adverse effects of the pandemic. As a result, we expect continued impacts on our production, as well as ongoing significant uncertainty relating to the actual and potential impacts of the COVID-19 pandemic, and we cannot reasonably estimate its duration or severity. For example, during the first quarter of the 2022 fiscal year, an outbreak in Mainland China forced temporary lockdown orders in several cities in which we operate. Further, in North America, there was a surge in cases resulting from the Omicron variant from December 2021 through January 2022 which resulted in production inefficiencies caused by a combination of quarantine impacts and direct labor shortages on our overall production. The COVID-19 pandemic has created and continues to create various global macroeconomic, customer demand, operational and supply chain risks and has contributed to high inflation, each of which could have a material and adverse impact on our business going forward. See Item 1A, Risk Factors, of Part II below for further information related to the COVID-19 pandemic.

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

We also continue to see challenges in attracting and retaining labor in North America. We actively seek to demonstrate employees’ value to our business through a combination of financial and non-financial methods. However, a number of factors may continue to adversely affect the labor force available to us, including high employment levels, government regulations, and wage inflation. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our business.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 41% and 43% of our net sales for the quarter and two quarters ended July 4, 2022, respectively. Sales to our ten largest customers accounted for 40% and 42% of our net sales for the quarter and two quarters ended June 28, 2021, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Two Quarters Ended
End Markets (1)	July 4, 2022	June 28, 2021	July 4, 2022	June 28, 2021
Aerospace and Defense	30%	33%	30%	34%
Automotive	18	18	19	18
Data Center Computing	17	14	16	14
Medical/Industrial/Instrumentation	21	19	21	18
Networking/Communications	14	15	14	15
Other (2)	—	1	—	1
Total	100%	100%	100%	100%

(1)	Sales to EMS companies are classified by the end markets of their OEM customers.
(2)	Other end market reflects direct sales to EMS and distributor customers.

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

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Two Quarters Ended
	July 4, 2022	June 28, 2021	July 4, 2022	June 28, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.3	82.4	82.8	83.4
Gross profit	18.7	17.6	17.2	16.6
Operating expenses:
Selling and marketing	2.8	2.6	2.9	2.8
General and administrative	7.8	5.5	6.8	5.7
Research and development	0.9	0.7	0.9	0.8
Amortization of definite-lived intangibles	1.3	1.6	1.4	1.7
Total operating expenses	12.8	10.4	12.0	11.0
Operating income	5.9	7.2	5.2	5.6
Other (expense) income:
Interest expense	(1.7)	(2.0)	(1.8)	(2.1)
Loss on extinguishment of debt	—	—	—	(1.4)
Other, net	1.3	0.1	0.8	0.3
Total other expense, net	(0.4)	(1.9)	(1.0)	(3.2)
Income before income taxes	5.5	5.3	4.2	2.4
Income tax provision	(1.1)	(0.3)	(0.5)	(0.1)
Net income	4.4%	5.0%	3.7%	2.3%

Net Sales

Total net sales increased $58.2 million, or 10.3%, to $625.6 million for the second quarter of 2022 from $567.4 million for the second quarter of 2021. The primary driver for the increase in total net sales was an increase in net sales for the PCB reportable segment of $55.9 million, or 10.1%, to $609.4 million for the second quarter of 2022 from $553.5 million for the second quarter of 2021, which was primarily due to strong growth in most of our commercial end markets. The increase in PCB net sales also benefitted from an 18.6% increase in the average price per square foot driven mainly by better pricing, higher levels of quick-turn revenue and a favorable shift in product mix, partially offset by a 7.3% decrease in the volume of PCB shipments as compared to the second quarter of 2021. Additionally, there was an increase in net sales for the RF&S Components reportable segment of $2.2 million, or 16.0%, to $16.1 million for the second quarter of 2022 from $13.9 million for the second quarter of 2021, which was primarily due to higher demand in our Networking/Communications end market.

Total net sales increased $113.0 million, or 10.3%, to $1,206.8 million for the first two quarters of 2022 from $1,093.8 million for the first two quarters of 2021. This increase in total net sales primarily resulted from an increase in net sales for the PCB reportable segment of $111.5 million, or 10.5%, to $1,175.4 million for the first two quarters of 2022 from $1,064.0 million for the first two quarters of 2021 primarily due to strong growth in most of our commercial end markets, partially offset by lower demand in our Aerospace and Defense end market. The increase in PCB net sales also benefitted from an 11.0% increase in the average price per square foot driven mainly by better pricing, higher levels of quick-turn revenue and a favorable shift in product mix. Volume was essentially unchanged. Additionally, there was an increase in net sales for the RF&S Components reportable segment of $4.7 million, or 17.7%, to $31.3 million for the first two quarters of 2022 from $26.6 million for the first two quarters of 2021 primarily due to higher demand in our Networking/Communications end market.

Gross Margin

Overall gross margin increased to 18.7% for the second quarter of 2022 from 17.6% for the second quarter of 2021. Gross margin for the PCB reportable segment increased to 19.6% for the second quarter of 2022 from 17.4% for the second quarter of 2021. This increase was primarily due to price increases, higher levels of quick-turn revenue, higher sales, and improved product mix, partially offset by higher labor and material costs. Gross margin for the RF&S Components reportable segment increased to 60.2% for the second quarter of 2022 from 52.4% for the second quarter of 2021, primarily due to higher sales.

Overall gross margin increased to 17.2% for the first two quarters of 2022 from 16.6% for the first two quarters of 2021. Gross margin for the PCB reportable segment increased to 17.2% for the first two quarters of 2022 from 16.6% for the first two quarters of 2021. This increase was primarily due to price increases, higher levels of quick-turn revenue, higher sales, and improved product mix, partially offset by higher labor and material costs. Gross margin for the RF&S Components reportable segment increased to 60.3% for the first two quarters of 2022 from 52.0% for the first two quarters of 2021, primarily due to higher sales.

Capacity utilization is a key driver for us, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the second quarter of 2022 in our Asia and North America PCB facilities was 88% and 42%, respectively, compared to 88% and 49%, respectively, for the second quarter of 2021. Capacity utilization for the first two quarters of 2022 in our Asia and North America PCB facilities was 86% and 44%, respectively, compared to 84% and 52%, respectively, for the first two quarters of 2021. The increase in capacity utilization in our Asia PCB facilities during the first two quarters of 2022 was due to an increase in production resulting from increased sales in our commercial end markets. The decrease in our capacity utilization in our North America PCB facilities was primarily due to increased capacity resulting from additional plating capacity, bottlenecks in non-plating processes and direct labor shortages in certain regions.

Selling and Marketing Expenses

Selling and marketing expense increased $3.0 million, to $17.6 million for the second quarter of 2022 from $14.6 million for the second quarter of 2021. As a percentage of net sales, selling and marketing expense was 2.8% for the second quarter of 2022, as compared to 2.6% for the second quarter of 2021. The increase in selling and marketing expenses was primarily due to an increase in commission expense and labor costs.

Selling and marketing expenses increased $4.9 million, to $35.8 million for the first two quarters of 2022 from $30.9 million for the first two quarters of 2021. As a percentage of net sales, selling and marketing expenses was 2.9% for the first two quarters of 2022, as compared to 2.8% for the first two quarters of 2021. The increase in selling and marketing expense for the first two quarters of 2022 was primarily due to an increase in commission expense and labor costs.

General and Administrative Expenses

General and administrative expense increased $17.6 million to $48.8 million, or 7.8% of net sales, for the second quarter of 2022 from $31.2 million, or 5.5% of net sales, for the second quarter of 2021. The increase in expense primarily resulted from $9.9 million of costs incurred in connection with the acquisition of Telephonics on June 27, 2022. In addition, there were increases in labor costs, incentive compensation, and other general and administrative spending.

General and administrative expenses increased $19.0 million to $81.8 million, or 6.8% of net sales, for the first two quarters of 2022 from $62.7 million, or 5.7% of net sales, for the first two quarters of 2021. The increase in expense primarily resulted from $10.7 million of costs incurred in connection with the acquisition of Telephonics on June 27, 2022. In addition, there were increases in labor costs, incentive compensation, bad debt, and other general and administrative spending. These increases were partially offset by the decrease in restructuring charges of $3.2 million associated with the restructuring of our E-M Solutions business unit during the first two quarters of 2021.

Other Expense

Other expense, net decreased $7.7 million to $3.1 million for the second quarter of 2022 from $10.8 million for the second quarter of 2021. This decrease was primarily the result of foreign currency gains due to the weakening of the Chinese Renminbi (RMB) in the second quarter of 2022 compared to the second quarter of 2021. We utilize the RMB at our China facilities for employee-related expenses, RMB denominated purchases, and other costs of running our operations in China.

Other expense, net decreased $22.4 million to $12.5 million for the first two quarters of 2022 from $34.9 million for the first two quarters of 2021. This decrease was primarily the result of the absence of $15.2 million of loss on extinguishment of debt. In addition, there were foreign currency gains due to the weakening of the RMB in the first two quarters of 2022 compared to the first two quarters of 2021, partially offset by lower government subsidies.

Income Taxes

Income tax expense increased by $4.5 million to $6.3 million of tax expense for the second quarter of 2022 from $1.8 million of tax expense for the second quarter of 2021. The increase in income tax expense for the second quarter of 2022 was primarily due to an increase in pre-tax income and a lower uncertain tax position release benefit, which resulted from the expiration of the statute of limitation in foreign jurisdictions.

Income tax expense increased by $4.8 million to $5.6 million of tax expense for the first two quarters of 2022 from $0.8 million of tax expense for the first two quarters of 2021. The increase in income tax expense for the first two quarters of 2022 was primarily due to an increase in pre-tax income for the first two quarters of 2022 and a lower uncertain tax position release benefit, which resulted from the expiration of the statute of limitation in foreign jurisdictions, partially offset by the approval of the Company’s renewal application for High and New Enterprise status for two of the Company’s manufacturing subsidiaries in China in the current year.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of approximately $20.7 million and a net deferred income tax asset of approximately $15.2 million as of July 4, 2022 and June 28, 2021, respectively. The decrease in the deferred income tax asset was primarily due to recording of a deferred income tax liability of $27.9 million related to the tax impact of the Telephonics’ opening balance sheet.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of debt, and borrowings under our Revolving Credit Facility. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, fund working capital requirements, to repay debt obligations, and to repurchase common stock. We anticipate that financing capital expenditures, financing acquisitions, funding working capital requirements, and servicing debt will be the principal demands on our cash in the future.

Cash flow provided by operating activities during the first two quarters of 2022 was $115.3 million as compared to cash flow provided by operating activities of $98.1 million in the same period in 2021. The increase in cash flow was primarily due to an increase in net income of $20.0 million.

Net cash used in investing activities was approximately $349.0 million for the first two quarters of 2022, primarily reflecting $299.2 million for the acquisition of Telephonics and $49.9 million for purchases of property, plant and equipment and other assets. Net cash used in investing activities was approximately $43.7 million for the first two quarters of 2021, reflecting $44.6 million for purchases of property, plant and equipment and other assets less $0.9 million for proceeds from sale of property, plant and equipment and other assets.

Net cash used in financing activities during the first two quarters of 2022 was $36.3 million, primarily reflecting repurchases of common stock of $35.4 million and cash used to settle warrants of $0.9 million. Net cash provided by financing activities during the first two quarters of 2021 was $52.0 million, primarily reflecting proceeds from long-term debt borrowing of $500.0 million, less the repayment of long-term debt borrowings of $425.8 million, capital equipment financing of $7.1 million, repurchases of common stock of $6.1 million, payment of debt issuance costs of $5.8 million, and cash used to settle warrants of $3.1 million.

As of July 4, 2022, we had cash and cash equivalents of approximately $266.5 million, of which approximately $199.4 million was held by our foreign subsidiaries, primarily in Hong Kong. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for the repatriation of this cash.

Our total 2022 capital expenditures are expected to be in the range of $110.0 million to $130.0 million.

Share Repurchases

On February 3, 2021, our board of directors authorized a share repurchase program allowing us to repurchase up to $100.0 million of our common stock. During the second quarter of 2022, we repurchased a total of 0.4 million shares of our common stock for $5.2 million (including commissions) and during the two quarters ended July 4, 2022, we repurchased a total of 2.7 million shares of our common stock for a total cost of $35.4 million (including commissions). As of July 4, 2022, there are no amounts available for repurchase. We repurchased a total of 7.5 million shares of our common stock for $100.0 million under the share repurchase program.

Long-term Debt and Letters of Credit

As of July 4, 2022, we had $928.6 million of outstanding debt, net of discount and debt issuance costs, composed of $494.9 million of Senior Notes due March 2029, $403.7 million of a Term Loan due September 2024, and $30.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL).

Pursuant to the terms of the Term Loan Facility and Senior Notes due 2029, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of July 4, 2022, we were in compliance with the covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

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

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, purchase obligations, and leases as of July 4, 2022. As of the date of this report, our contractual obligations have not changed materially since January 3, 2022, except for additional purchase obligations resulting from the Telephonics acquisition. As of July 4, 2022, additional purchase obligations resulting from the Telephonics acquisition amounted to $121.1 million, which are expected to be settled as follows: $109.3 million within 1 year, $11.7 million within 1-3 years, and $0.1 million within 4-5 years.

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

Recently Issued Accounting Standards

For a description of recently adopted and issued accounting standards, including the respective dates of adoption and the expected effects on our results of operations and financial condition, see Part I, Item 1, Note 1, Nature of Operations and Basis of Presentation, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business operations, we are exposed to risks associated with fluctuations in interest rates, foreign currency exchange rates, and commodity prices. We seek to address these risks through controlled risk management that includes, from time to time, the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into derivative financial instruments for trading or speculative purposes.

We have not experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

To ensure the adequacy and effectiveness of our foreign exchange and commodity price hedge positions, we continually monitor our foreign exchange forward positions and commodity hedge price positions, both on a stand-alone basis and in conjunction with their underlying foreign currency and commodity price exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot be assured that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange rates or commodity prices. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ended on June 1, 2022. During the term of the interest rate swap, we paid a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and received floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. No ineffectiveness was recognized for the quarter and two quarters ended July 4, 2022. During the quarter and two quarters ended July 4, 2022, the interest rate swap increased interest expense by $1.4 million and $4.1 million, respectively. After June 1, 2022, our $400.0 million LIBOR-based variable debt is more sensitive to fluctuations in interest rates due to the expiration of the interest rate swap arrangement. We currently do not expect to enter into a new interest rate swap arrangement.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of July 4, 2022, approximately 53.4% of our total debt was based on fixed rates. Based on our borrowings as of July 4, 2022, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $4.4 million.

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

Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as of July 4, 2022 was approximately $1.6 million (EUR 1.4 million). There were no foreign exchange contracts as of January 3, 2022.

Commodity Price Risks

We are exposed to certain commodity risks associated with prices for various raw materials. In particular, we have been experiencing increasing prices and lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. This may negatively affect our profitability. CCLs are made from epoxy resin, glass cloth, and copper foil, all of which are seeing limited supply and increased prices. We only buy a small amount of copper directly. However, copper is a major driver of laminate cost. We are hedging copper as a proxy for hedging laminate. As of July 4, 2022, we had commodity contracts with a notional quantity of (i) 630 metric tonnes for the period beginning June 30, 2022 and ending on October 3, 2022, (ii) 700 metric tonnes for the period beginning October 4, 2022 and ending on January 3, 2023, (iii) 700 metric tonnes for the period beginning January 1, 2023 and ending on March 31, 2023, and (iv) 700 metric tonnes for the period beginning April 1, 2023 and ending on June 30, 2023. As of July 4, 2022, the fair value of the commodity contracts was recorded as a liability in the amount of $3.5 million and included as a component of other current liabilities. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Debt Instruments

The table below presents the fiscal calendar maturities of long-term debt through 2026 and thereafter of our debt instruments as of July 4, 2022:

	As of July 4, 2022
	Remaining 2022	2023	2024 (1)	2025	2026	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$—	$435,879	$—	$—	$—	$435,879	$431,569	4.20%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	420,005	4.00%
Total	$—	$—	$435,879	$—	$—	$500,000	$935,879	$851,574

(1)

Interest rate swap effectively fixed $400,000 of variable rate debt through June 1, 2022. After June 1, 2022, the $400,000 variable rate debt is more sensitive to fluctuations in interest rates due to the expiration of the interest rate swap arrangement.

Interest Rate Swap Contracts

Our interest rate swap arrangement ended on June 1, 2022. The table below presents information regarding our interest rate swap during the two quarters ended July 4, 2022:

Two Quarters Ended July 4, 2022
(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(4,669)
Average interest received rate	0.34%
Interest received amount	$564

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO have concluded that, as of July 4, 2022 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

On June 27, 2022, the Company acquired Gritel Holding Co., Inc. (Gritel) and ISC Farmingdale Corp. Telephonics Corporation is wholly-owned by Gritel, and as a result of the acquisition, became an indirect, wholly-owned subsidiary of the Company (collectively with ISC Farmingdale Corp., Telephonics). Management is in the process of reviewing internal control over financial reporting relating to Telephonics. Certain changes have been made, and will continue to be made, to our internal controls until management has completed its evaluation and integrated Telephonics’ information and accounting systems and processes. In reliance on interpretive guidance issued by the SEC staff permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for one year following the date that the acquisition is completed, we have elected to exclude disclosure of changes in internal control over financial reporting related to Telephonics from this Quarterly Report on Form 10-Q.

We continue to expand our implementation of an enterprise resource planning (ERP) system on a worldwide basis, which is expected to improve the efficiency of the financial reporting and related transaction processes. During the quarter ended July 4, 2022, we did not complete any implementations. As we continue to implement the ERP system at our remaining locations, we will continue to assess the impact on our internal control over financial reporting.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 4, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. Federal, state, and local government responses to COVID-19 and our responses to the outbreak have all, at times, disrupted and will likely continue to disrupt our business. In the United States, individuals at times and in certain locations are being required to practice social distancing, in many places have been restricted from gathering in large groups, and in some cases have been placed on complete restriction from non-essential movements outside of their homes. Even as efforts to contain the pandemic have made progress and many restrictions have relaxed, new variants of the virus have arisen globally. At times, variants of COVID-19 have caused a surge in COVID-19 cases, both regionally, such as the recent outbreak in Mainland China that forced temporary lockdown orders in several cities in which we operate, and globally. The ultimate impact of new variants that have emerged from time to time, such as the Delta variant and Omicron variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines, and the response by governmental bodies to reinstate restrictive measures.

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

As part of our business strategy, we expect that we will continue to implement and align our strategy by pursuing potential divestitures of assets and acquisitions of businesses, technologies, assets, or product lines that complement or expand our business, such as our acquisition of Gritel Holding Co., Inc. (Gritel) and ISC Farmingdale Corp. in June 2022. Risks related to such activities and transactions may include:

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

Uncertainty, volatility and adverse changes in the global economy and financial markets, including those resulting from the conflict between Russia and Ukraine, could have an adverse impact on our business and operating results.

Uncertainty, volatility or adverse changes in the economy could lead to a significant decline in demand for the end products manufactured by our customers, which, in turn, could result in a decline in the demand for our products and increase pressure to reduce our prices. Any decrease in demand for our products could have an adverse impact on our financial condition, operating results, and cash flows. Uncertainty and adverse changes in the economy could also increase the cost and decrease the availability of potential sources of financing and increase our exposure to losses from bad debts, either of which could have a material adverse effect on our financial condition, operating results, and cash flows.

In February 2022, Russia commenced military hostilities against Ukraine, which has contributed to volatility in the global economy and markets and is expected to create on-going geopolitical instability and have further global economic consequences, including on-going disruptions of the global supply chain and energy markets. The effects of the conflict have contributed to significant volatility in credit and capital markets, changes in laws and regulations that may affect our business, sanctions or counter-sanctions and increased cybersecurity threats and concerns. As a result, there is a risk that supplies of our products may be significantly delayed by or may become unavailable as a result of the conflict between Russia and Ukraine affecting us or our suppliers. The conflict may also reduce demand for our products because of reduced global or national economic activity, disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and reduced levels of business and consumer spending. The effects of the conflict between Russia and Ukraine could heighten or exacerbate many of the risk factors described in this Item 1A, Risk Factors, and may adversely affect our business, financial condition, and results of operation.

We have manufacturing facilities and serve customers outside the United States and are subject to the risks characteristic of international operations, including tariffs.

We have significant manufacturing operations in Asia and Canada and sales offices located in Asia and Europe. We continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

In addition, for the quarter ended July 4, 2022, we generated approximately 58% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

Our business is labor intensive, utilizing large numbers of engineering and manufacturing personnel. There is uncertainty with respect to rising labor costs. Furthermore, labor disputes and strikes based partly on wages have in the past slowed or stopped production by certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to recover in our pricing to our customers could materially adversely affect our business, financial condition, and results of operations. In addition, general labor shortages (such as occurred during 2021 and that have continued in 2022), a high turnover rate and our difficulty in recruiting and retaining qualified employees at any level of our organization could result in a potential for defects in our products, production disruptions or delays, or the inability to ramp production to meet increased customer orders, resulting in order cancellation or imposition of customer penalties if we are unable to deliver products in a timely manner.

To respond to competitive pressures and customer requirements, we may further expand internationally in lower-cost locations. If we pursue such expansions, we may be required to make additional capital expenditures. For instance, in March 2022 we announced our plans to construct a new plant in Penang, Malaysia, which we project will require approximately $130.0 million in capital expenditures over a three-year period. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek new locations with lower costs and the employee and infrastructure base to support PCB manufacturing. We cannot assure investors that we will realize the anticipated strategic benefits of our international operations, including our new plant, or that our international operations will contribute positively to our operating results.

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

To manufacture PCBs, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, gold, copper, and other commodity products, which we order from our suppliers. For RF components, we use various high-performance materials such as ceramics and printed circuit board materials. In the case of backplane assemblies, components include connectors, sheet metal, capacitors, resistors, and diodes, many of which are custom made and controlled by our customers’ approved vendors.

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

In particular, the current macroeconomic trends towards increasing inflation could increase the cost of our raw materials and components. If raw material and component prices increase or if there is inflationary pressure on the cost of the metals that we use to produce our product, especially if the prices of copper, gold, palladium, and other precious metals we use to manufacture our products increase, it may reduce our gross margins. Should the supply of materials used in the above manufacturing processes become limited, our ability to obtain the quantities necessary to meet our customers’ demand may be impacted which could cause us to encounter reduced revenue levels or price increases which would impact our profit margins. If either of these situations occurs, our financial condition and results of operations could be negatively impacted.

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

As of July 4, 2022, our consolidated condensed balance sheet included $1,026.9 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

In addition, a significant portion of our sales are to customers within the automotive industry. The automotive industry has historically experienced multi-year cycles of growth and decline. If sales of automobiles should decline or go into a cyclical downturn, our sales could decline, and this could have a materially adverse impact on our business, financial condition, and result of operations. For safety reasons, automotive customers have strict quality standards that generally exceed the quality requirements of other customers. If such products do not meet these quality standards, our business, financial condition, and results of operations may be materially adversely affected. These automotive customers may require long periods of time to evaluate whether our manufacturing processes and facilities meet their quality standards. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers or gain new automotive customers for long periods of time, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, we may be required under our contracts with automotive industry customers to indemnify them for the cost of warranties and recalls relating to our products.

The prominence of EMS companies as our customers could reduce our gross margins, potential sales, and customers.

Sales to EMS companies represented approximately 34% and 36% of our net sales for the quarters ended July 4, 2022 and June 28, 2021, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers collectively accounted for approximately 30% and 29% of our net sales for the quarters ended July 4, 2022 and June 28, 2021, respectively. Furthermore, our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended July 4, 2022, aerospace and defense sales accounted for approximately 30% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government or to foreign governments and agencies, we are a supplier to OEMs that sell to these entities. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 34% and 36% of our net sales for the quarters ended July 4, 2022 and June 28, 2021, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

We rely on a combination of copyright, patent, trademark, trade secret laws, confidentiality procedures, contractual provisions, and other measures to establish and protect our proprietary and confidential information. All of these measures afford only limited protection. These measures may be invalidated, circumvented, breached, or challenged, and others may develop intellectual property, technologies or processes that are similar, or superior to, our intellectual property or technology. We may not have adequate controls and procedures in place to protect our proprietary and confidential information. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy and succeed in copying our products or may obtain or use information that we regard as proprietary or confidential. If it becomes necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome, costly, and distracting to management, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our proprietary or confidential information. Failure to successfully establish or enforce our intellectual property rights could materially and adversely affect our business, financial condition, and results of operations. Furthermore, there is a risk that we may infringe on the intellectual property rights of others. As is the case with many other companies in the PCB industry, we from time to time receive communications from third parties asserting patent rights over our products and enter into discussions with such third parties. Irrespective of the validity or the successful assertion of such claims, we could incur costs in either defending or settling any intellectual property disputes alleging infringement. If any claims, regardless of whether they have merit, are brought against our customers for such infringement, we could be required to expend significant resources in defending such claims, developing non-infringing alternatives, or obtaining licenses. We may not be successful in developing such alternatives or in obtaining such licenses on reasonable terms, or at all, and may be required to modify or cease marketing our products or services, which could disrupt the production processes, damage our reputation, and materially and adversely affect our business, financial condition, and results of operations.

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

In the event one or more of our facilities is closed on a temporary or permanent basis as a result of a natural disaster, required maintenance or other event, our operations could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild, or replace the affected manufacturing facilities. This time frame could be lengthy and result in significant expenses for repair and related costs. While we have disaster recovery plans in place, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man-made disaster, required repair or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

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

Subject to the limits contained in the credit agreements governing the Term Loan Facility, the U.S. Asset-Based Lending Credit Agreement (U.S. ABL), the Asia ABL, the indenture governing the Senior Notes due 2029, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to us and our shareholders. For example, it could:

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

•	diminish our ability to withstand a downturn in our business, the industry in which we operate or the economy generally and restrict us from exploiting business opportunities or making acquisitions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or the general economy;
•	increase our vulnerability to general adverse economic and industry conditions, including increases in interest rates, that result in increased borrowing costs;
•	limit management’s discretion in operating our business; and
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

The $405.9 million outstanding we maintain in our Term Loan Facility and the $30.0 million borrowed under our Asia ABL are subject to interest at a floating rate of LIBOR plus a margin, and as a result, we have exposure to interest rate risk. Certain central banks, such as the U.S. Federal Reserve, have effected multiple interest rate increases in 2022 and have signaled that further rate increases are likely to be implemented later in 2022. Increases in interest rates increase our cost of borrowing and/or potentially make it more difficult to refinance our existing indebtedness, if necessary. At times, we have sought to reduce our exposure to interest rate fluctuations by entering into interest rate hedging arrangements. Our four-year pay-fixed, receive floating (1-month LIBOR) interest rate swap arrangement ended on June 1, 2022, and we do not currently expect to enter into a new interest rate swap arrangement. As a result, as interest rates increase we will likely need to dedicate more of our cash flow from operations to service our debt obligations. See Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risks appearing in Part 1, Item 3 of this Quarterly Report on Form 10-Q for further information.

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

Regulatory Risks

Because of periodic power shortages in China, we may have to temporarily close our China operations, which would adversely impact our ability to manufacture our products, meet customer orders, and result in reduced revenues.

China is facing a generally persistent and growing power supply shortage. Instability in electrical supply can cause sporadic outages among residential and commercial consumers. As a result, the Chinese government from time to time has implemented power restrictions to ease the energy shortage. If we are required to make temporary closures of our facilities in China at any time, we may be unable to manufacture our products, and would then be unable to meet customer orders except from inventory on hand. As a result, we could lose sales, adversely impacting our revenues, and our relationships with our customers could suffer, impacting our ability to generate future sales.

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

Environmental laws have generally become more stringent, and we expect this trend to continue over time, especially in developing countries, imposing greater compliance costs, and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations, and we are subject to potentially conflicting and changing regulatory agendas of political, business, and environmental groups. Changes or restrictions on discharge limits, emissions levels, material storage, handling, or disposal might require a high level of unplanned capital investment or relocation to another global location where prohibitive regulations do not exist. It is possible that environmental compliance costs and penalties from new or existing regulations may materially adversely affect our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases by us of shares of our common stock during the quarter ended July 4, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Value of Shares that May Yet be Purchased Under the Program(2)
	(In thousands, except average price paid per share)
April 5, 2022 - May 2, 2022	362	$13.86	362	$175
May 3, 2022 - May 30, 2022	12	14.20	12	—
May 31, 2022 - July 4, 2022	—	—	—	—
Total for the quarter ended July 4, 2022	374	$13.87	374

(1)	Includes commissions.
(2)

On February 3, 2021, we announced that our Board of Directors authorized and approved a share repurchase program. Under the program, we may repurchase up to $100.0 million in value of our outstanding shares of common stock from time to time through February 3, 2023. As of July 4, 2022, there are no amounts available for repurchase.

Item 6. Exhibits

Exhibit Number	Exhibits

2.1	Stock Purchase Agreement, dated as of April 18, 2022, by and among TTM Technologies, Inc., Griffon Corporation, and Exphonics, Inc. (1)
3.1(a)	Registrant’s Certificate of Incorporation, as amended June 3, 2011 (2(a))
3.1(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, dated May 12, 2016 (2(b))
3.2	Registrant’s Fifth Amended and Restated Bylaws, as amended August 3, 2021 (3)
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 27, 2022.
(2)

Incorporated by reference (a) to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 6, 2011 and (b) to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 18, 2016.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q as filed with the Commission on August 4, 2021.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: August 10, 2022	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: August 10, 2022	Todd B. Schull
Executive Vice President and Chief Financial Officer