Form 10-Q
period 2022-10-03
TTM TECHNOLOGIES INC
filed 2022-11-08
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

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

Number of shares of common stock, $0.001 par value, of registrant outstanding at November 3, 2022: 102,206,175

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of October 3, 2022 and January 3, 2022

	As of
	October 3,	January 3,
	2022	2022
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$335,625	$537,678
Accounts receivable, net	480,838	386,347
Contract assets	363,604	324,862
Inventories	205,370	127,612
Prepaid expenses and other current assets	53,791	30,914
Total current assets	1,439,228	1,407,413
Property, plant and equipment, net	745,992	665,755
Operating lease right-of-use assets	20,464	20,802
Goodwill	730,394	637,324
Definite-lived intangibles, net	299,695	239,918
Deposits and other non-current assets	57,117	54,335
Total assets	$3,292,890	$3,025,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$406,816	$361,484
Contract liabilities	93,841	14,189
Accrued salaries, wages and benefits	122,759	89,446
Other current liabilities	119,474	93,029
Total current liabilities	742,890	558,148
Long-term debt, net of discount and issuance costs	929,004	927,818
Operating lease liabilities	13,687	15,252
Other long-term liabilities	84,840	68,912
Total long-term liabilities	1,027,531	1,011,982
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized; 109,576 and 108,194 shares issued as of October 3, 2022 and January 3, 2022, respectively; 102,206 and 103,533 shares outstanding as of October 3, 2022 and January 3, 2022, respectively	109	108
Treasury stock – common stock at cost; 7,370 and 4,661 shares as of October 3, 2022 and January 3, 2022, respectively	(98,659)	(63,807)
Additional paid-in capital	852,684	840,113
Retained earnings	794,824	706,258
Accumulated other comprehensive loss	(26,489)	(27,255)
Total stockholders’ equity	1,522,469	1,455,417
Total liabilities and stockholders' equity	$3,292,890	$3,025,547

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended October 3, 2022 and September 27, 2021

	Quarter Ended		Three Quarters Ended
	October 3,	September 27,	October 3,	September 27,
	2022	2021	2022	2021
	(Unaudited)
	(In thousands, except per share data)
Net sales	$671,080	$556,784	$1,877,890	$1,650,599
Cost of goods sold	542,513	463,605	1,541,327	1,375,910
Gross profit	128,567	93,179	336,563	274,689
Operating expenses:
Selling and marketing	19,824	15,858	55,653	46,745
General and administrative	41,370	32,389	123,130	95,109
Research and development	7,322	4,423	18,110	13,075
Amortization of definite-lived intangibles	10,273	8,274	26,822	26,837
Total operating expenses	78,789	60,944	223,715	181,766
Operating income	49,778	32,235	112,848	92,923
Other (expense) income:
Interest expense	(10,939)	(11,147)	(33,011)	(33,615)
Loss on extinguishment of debt	—	—	—	(15,217)
Other, net	10,324	2,525	19,932	5,338
Total other expense, net	(615)	(8,622)	(13,079)	(43,494)
Income before income taxes	49,163	23,613	99,769	49,429
Income tax provision	(5,635)	(2,655)	(11,203)	(3,402)
Net income	$43,528	$20,958	$88,566	$46,027

Earnings per share:
Basic earnings per share	$0.43	$0.20	$0.87	$0.43
Diluted earnings per share	$0.42	$0.19	$0.85	$0.42

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarter and Three Quarters Ended October 3, 2022 and September 27, 2021

	Quarter Ended		Three Quarters Ended
	October 3,	September 27,	October 3,	September 27,
	2022	2021	2022	2021
	(Unaudited)
	(In thousands)
Net income	$43,528	$20,958	$88,566	$46,027
Other comprehensive (loss) income, net of tax:
Pension obligation adjustments, net	—	30	—	59
Foreign currency translation adjustments, net	(614)	(51)	(2,350)	363
Net unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	—	116	24	(87)
Loss realized in the statement of operations, net	5	1,891	3,092	5,875
Net	5	2,007	3,116	5,788
Other comprehensive (loss) income, net of tax	(609)	1,986	766	6,210
Comprehensive income, net of tax	$42,919	$22,944	$89,332	$52,237

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Three Quarters Ended October 3, 2022

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Unaudited)
	(In thousands)
Balance, January 3, 2022	108,194	$108	(4,661)	$(63,807)	$840,113	$706,258	$(27,255)	$1,455,417
Net income	—	—	—	—	—	17,246	—	17,246
Other comprehensive income	—	—	—	—	—	—	2,151	2,151
Issuance of common stock for performance-based restricted stock units	182	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	7	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(2,373)	(30,232)	—	—	—	(30,232)
Fair value of warrants reclassified to warrant liabilities	—	—	—	—	(987)	—	—	(987)
Issuance of stock from warrant exercises	—	—	38	572	(572)	—	—	—
Stock-based compensation	—	—	—	—	4,234	—	—	4,234
Balance, April 4, 2022	108,383	$108	(6,996)	$(93,467)	$842,788	$723,504	$(25,104)	$1,447,829
Net income	—	—	—	—	—	27,792	—	27,792
Other comprehensive loss	—	—	—	—	—	—	(776)	(776)
Issuance of common stock for restricted stock units	1,172	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(374)	(5,192)	—	—	—	(5,192)
Stock-based compensation	—	—	—	—	4,427	—	—	4,427
Balance, July 4, 2022	109,555	$109	(7,370)	$(98,659)	$847,214	$751,296	$(25,880)	$1,474,080
Net income	—	—	—	—	—	43,528	—	43,528
Other comprehensive loss	—	—	—	—	—	—	(609)	(609)
Issuance of common stock for restricted stock units	21	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,470	—	—	5,470
Balance, October 3, 2022	109,576	$109	(7,370)	$(98,659)	$852,684	$794,824	$(26,489)	$1,522,469

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

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended October 3, 2022 and September 27, 2021

	Three Quarters Ended
	October 3, 2022	September 27, 2021
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$88,566	$46,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	67,306	63,711
Amortization of definite-lived intangible assets	30,973	30,988
Amortization of debt discount and issuance costs	1,608	1,613
Loss on extinguishment of debt	—	15,217
Deferred income taxes	(7,158)	3,704
Stock-based compensation	14,131	12,503
Other	(5,194)	(4,005)
Changes in operating assets and liabilities:
Accounts receivable, net	(40,605)	(7,128)
Contract assets	(8,642)	(52,518)
Inventories	(16,903)	(24,404)
Prepaid expenses and other current assets	(31,638)	(12,440)
Accounts payable	24,337	59,686
Contract liabilities	27,842	(1,878)
Accrued salaries, wages and benefits	22,738	(12,164)
Other current liabilities	27,953	(4,649)
Net cash provided by operating activities	195,314	114,263
Cash flows from investing activities:
Acquisition of Gritel Holding Co., Inc. and ISC Farmingdale Corp.	(298,339)	—
Purchase of property, plant and equipment and other assets	(76,245)	(62,086)
Proceeds from sale of property, plant and equipment and other assets	150	1,017
Other	(245)	—
Net cash used in investing activities	(374,679)	(61,069)
Cash flows from financing activities:
Proceeds from borrowings of revolving loan	50,000	—
Repayment of revolving loan	(50,000)	—
Repurchases of common stock	(35,424)	(33,262)
Customer deposits	15,000	—
Cash used to settle warrants	(887)	(3,177)
Proceeds from long-term debt borrowing	—	500,000
Repayment of long-term debt borrowings	—	(425,838)
Payment of debt issuance costs	—	(5,864)
Other	—	(7,071)
Net cash (used in) provided by financing activities	(21,311)	24,788
Effect of foreign currency exchange rates on cash and cash equivalents	(1,377)	269
Net (decrease) increase in cash and cash equivalents	(202,053)	78,251
Cash and cash equivalents at beginning of period	537,678	451,565
Cash and cash equivalents at end of period	$335,625	$529,816
Supplemental cash flow information:
Cash paid, net for interest	$38,405	$36,431
Cash paid, net for income taxes	3,031	3,292
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in accounts payable	$37,555	$37,550
Issuance of common stock for warrant settlement	589	2,116
Repurchases of common stock recorded in accounts payable	—	1,854

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due, in part, to the coronavirus (COVID-19) global pandemic and the conflict between Russia and Ukraine, the global economy and financial markets have been volatile, and both the pandemic and conflict has contributed to on-going disruptions in global supply chains, labor shortages, high inflation, and a potential recession, and there is a significant amount of uncertainty about the length and severity of the direct and indirect effects of the pandemic and the conflict. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. Actual results could differ materially from those estimates. The Company uses a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31.

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company early adopted ASU 2021-08 on April 4, 2022 and did not have an impact on its consolidated condensed financial statements and related disclosures. The new guidance was applied to the acquisition of Gritel Holding Co., Inc. (Gritel), ISC Farmingdale Corp., and Gritel's wholly owned subsidiary, Telephonics Corporation.

Recently Issued Accounting Standards Not Yet Adopted

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted upon issuance of the update. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

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

(2) Acquisition of Gritel and ISC Farmingdale Corp.

On June 27, 2022, the Company completed its acquisition of all of the issued and outstanding capital stock of Gritel and ISC Farmingdale Corp. for a total consideration of $298,339 in cash. Telephonics Corporation is wholly-owned by Gritel, and as a result of the acquisition, became an indirect, wholly-owned subsidiary of the Company (collectively with ISC Farmingdale Corp., Telephonics).

For the quarter and three quarters ended October 3, 2022, bank fees and legal, accounting, and other professional service costs associated with the acquisition of $270 and $10,978, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed statements of operations. There were no bank fees or legal, accounting, or other professional service costs associated with the acquisition for the quarter and three quarters ended September 27, 2021.

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

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed. The following summarizes the preliminary estimated fair values of net assets acquired:

(In thousands)
Accounts receivable	$53,886
Contract assets	30,100
Inventories	60,855
Prepaid expenses and other current assets	5,708
Property, plant and equipment	72,230
Operating lease right-of-use assets	2,887
Goodwill	93,070
Identifiable intangible assets	90,750
Deposits and other non-current assets	3,263
Accounts payable	(16,026)
Contract liabilities	(51,810)
Accrued salaries, wages and benefits	(10,575)
Other current liabilities	(11,143)
Operating lease liabilities	(1,874)
Non-current deferred tax liabilities	(22,941)
Other long-term liabilities	(41)
Total	$298,339

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

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. During the quarter ended October 3, 2022, the Company increased goodwill by $14,803 due to an adjustment to the assessment of fair value for certain acquired inventories, property, plant and equipment, various other assets and liabilities. The adjustments did not have a material impact to the consolidated condensed statements of operations of the Company. The Company believes that the acquisition of Telephonics will strengthen the Company’s differentiated position in the Aerospace and Defense market and complement existing RF and microwave businesses. The Company believes that these factors support the amount of goodwill recognized as a result of the purchase price paid for Telephonics, in relation to other acquired tangible and intangible assets. The goodwill acquired in the acquisition is not deductible for income tax purposes.

Results of Operations

Included in the consolidated condensed statements of operations are $68,255 and $6,997, excluding intercompany sales, of net sales and pre-tax income for both the quarter and three quarters ended October 3, 2022, respectively.

Preliminary Pro forma Financial Information

The unaudited preliminary pro forma financial information below gives effect to this acquisition as if it had occurred at the beginning of fiscal 2021, or December 29, 2020. The preliminary pro forma financial information presented includes the effects of adjustments related to the amortization of acquired identifiable intangible assets and decrease in inventory markup, depreciation of acquired fixed assets, and other non-recurring transactions costs directly associated with the acquisition such as legal, accounting and banking fees.

The preliminary pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of the earliest period presented, or the results that may be achieved in future periods.

	Quarter Ended		Three Quarters Ended
	October 3, 2022	September 27, 2021	October 3, 2022	September 27, 2021
	(In thousands, except per share amounts)
Net sales	$671,080	$637,352	$1,984,958	$1,853,892
Net income	43,528	24,718	95,947	50,583
Basic earnings per share	$0.43	$0.23	$0.94	$0.47
Diluted earnings per share	$0.42	$0.23	$0.92	$0.46

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

The components of lease expense were as follows:

	Quarter Ended		Three Quarters Ended
	October 3, 2022	September 27, 2021	October 3, 2022	September 27, 2021
	(In thousands)
Operating lease cost	$2,080	$2,015	$5,756	$6,147
Variable lease cost	383	193	837	567
Short-term lease cost	199	89	513	198
Finance lease costs:
Amortization of right-of-use assets	344	—	1,031	—
Interest on lease liabilities	98	—	295	—

Supplemental cash flow information related to leases was as follows:

	Three Quarters Ended
	October 3, 2022	September 27, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,796	$6,321
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	5,196	1,954
Finance leases	—	15,256

Supplemental balance sheet information related to leases was as follows:

		As of
	Balance Sheet Location	October 3, 2022	January 3, 2022
		(In thousands)
Assets:
Operating leases	Operating lease right-of-use assets	$20,464	$20,802
Finance leases	Property, plant and equipment, net	13,728	14,759
Total lease assets		$34,192	$35,561
Liabilities:
Current:
Operating leases	Other current liabilities	$7,434	$6,362
Finance leases	Other current liabilities	718	698
Long-term:
Operating leases	Operating lease liabilities	13,687	15,252
Finance leases	Other long-term liabilities	13,771	14,317
Total lease liabilities		$35,610	$36,629

	As of
	October 3, 2022	January 3, 2022
Weighted average remaining lease term (years):
Operating leases	3.3	3.9
Finance leases	13.9	14.6
Weighted average discount rate:
Operating leases	3.01%	2.56%
Finance leases	2.69%	2.68%

Maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In thousands)
Less than one year	$7,940	$1,096
1 - 2 years	6,720	1,137
2 - 3 years	4,482	1,133
3 - 4 years	1,932	1,175
4 - 5 years	598	1,184
Thereafter	582	11,765
Total lease payments	22,254	17,490
Less imputed interest	(1,133)	(3,001)
Total	$21,121	$14,489

(1)
Excludes $851 of legally binding minimum lease payments for leases signed but not yet commenced.

(4) Revenues

As of October 3, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $303,046. The Company expects to recognize revenue on approximately 64% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months.

Revenue from products and services transferred to customers over time and at a point in time accounted for 98% and 2%, respectively, of the Company’s revenue for the quarter and three quarters ended October 3, 2022, and 97% and 3%, respectively, of the Company’s revenue for the quarter and three quarters ended September 27, 2021.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended October 3, 2022				Quarter Ended September 27, 2021
	PCB	RF&S Components	Other (1)	Total	PCB	RF&S Components	Total
End Markets	(In thousands)
Aerospace and Defense	$186,030	$—	$68,255	$254,285	$173,894	$12	$173,906
Automotive	100,811	—	—	100,811	99,205	—	99,205
Data Center Computing	95,830	13	—	95,843	81,202	—	81,202
Medical/Industrial/Instrumentation	128,444	1,239	—	129,683	108,879	1,467	110,346
Networking/Communications	78,181	12,494	—	90,675	74,316	12,848	87,164
Other	(376)	159	—	(217)	3,622	1,339	4,961
Total	$588,920	$13,905	$68,255	$671,080	$541,118	$15,666	$556,784

	Three Quarters Ended October 3, 2022				Three Quarters Ended September 27, 2021
	PCB	RF&S Components	Other (1)	Total	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$547,886	$—	$68,255	$616,141	$545,585	$24	$—	$545,609
Automotive	327,825	—	—	327,825	293,890	—	3,642	297,532
Data Center Computing	293,802	33	—	293,835	235,191	456	—	235,647
Medical/Industrial/Instrumentation	379,867	5,023	—	384,890	303,661	3,615	25	307,301
Networking/Communications	211,590	41,360	—	252,950	216,982	35,451	1	252,434
Other	3,449	(1,200)	—	2,249	9,775	2,713	(412)	12,076
Total	$1,764,419	$45,216	$68,255	$1,877,890	$1,605,084	$42,259	$3,256	$1,650,599

(1)
Other represents results from Telephonics for the quarter and three quarters ended October 3, 2022 and from the now closed Shanghai (SH E-MS) and Shenzhen (SZ) facilities previously utilized by the Company's former E-M Solutions business unit for the three quarters ended September 27, 2021.

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	October 3, 2022	January 3, 2022
	(In thousands)
Inventories:
Raw materials	$165,205	$114,653
Work-in-process	36,329	9,620
Finished goods	3,836	3,339
	$205,370	$127,612
Property, plant and equipment, net:
Land and land use rights	$62,896	$62,015
Buildings and improvements	482,873	429,344
Machinery and equipment	1,046,439	891,925
Furniture and fixtures and other	12,268	10,360
Construction-in-progress	33,120	25,554
	1,637,596	1,419,198
Less: Accumulated depreciation	(891,604)	(753,443)
	$745,992	$665,755
Other current liabilities:
Income taxes payable	$27,832	$7,162
Sales return and allowances	12,746	12,853
Operating leases	7,434	6,362
Derivative liabilities	4,951	4,295
Interest	1,792	8,741
Finance leases	718	698
Other	64,001	52,918
	$119,474	$93,029
Other long-term liabilities:
Deferred income taxes	$25,987	$28,361
Customer deposits	21,250	—
Finance leases	13,771	14,317
Defined benefit pension plan liability	4,481	5,276
Other	19,351	20,958
	$84,840	$68,912

(6) Goodwill

As of October 3, 2022 and January 3, 2022, goodwill by reportable segment was as follows:

	PCB	RF&S Components	Unallocated Telephonics Goodwill	Total
	(In thousands)
Balance as of January 3, 2022
Goodwill	$700,724	$177,200	$—	$877,924
Accumulated impairment losses	(171,400)	(69,200)	—	(240,600)
	529,324	108,000	—	637,324

Goodwill recognized during the three quarters ended October 3, 2022	—	—	93,070	93,070
Balance as of October 3, 2022
Goodwill	700,724	177,200	93,070	970,994
Accumulated impairment losses	(171,400)	(69,200)	—	(240,600)
	$529,324	$108,000	$93,070	$730,394

The assignment of goodwill related to the Telephonics acquisition to the Company’s reporting units has not yet been completed. See Note 2, Acquisition of Gritel and ISC Farmingdale Corp. and Note 17, Segment Information, for further information.

(7) Definite-lived Intangibles

As of October 3, 2022 and January 3, 2022, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
October 3, 2022
Customer relationships	$366,071	$(179,285)	$186,786	11.3
Technology	47,650	(23,492)	24,158	9.5
Acquired intangibles from acquisition
Customer relationships	82,500	(1,587)	80,913	13.0
Trade names	8,250	(412)	7,838	5.0
	$504,471	$(204,776)	$299,695

January 3, 2022
Customer relationships	$366,071	$(154,461)	$211,610	11.3
Technology	47,650	(19,342)	28,308	9.5
	$413,721	$(173,803)	$239,918

The Company has acquired customer relationships and trade names as a result of the Telephonics acquisition. See Note 2, Acquisition of Gritel and ISC Farmingdale Corp., for further information.

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $11,657 and $9,658 for the quarters ended October 3, 2022 and September 27, 2021, respectively, and $30,973 and $30,988 for the three quarters ended October 3, 2022 and September 27, 2021, respectively. For the quarter and three quarters ended October 3, 2022, $1,384 and $4,151, respectively, of amortization expense is included in cost of goods sold. For the quarter and three quarters ended September 27, 2021, $1,384 and $4,151, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2022	$11,657
2023	44,695
2024	37,513
2025	33,393
2026	33,393
Thereafter	139,044
$299,695

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of October 3, 2022 and January 3, 2022:

	Interest Rate as of October 3, 2022	Principal Outstanding as of October 3, 2022	Interest Rate as of January 3, 2022	Principal Outstanding as of January 3, 2022
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due September 2024	5.67	405,879	2.60	405,879
Asia ABL Revolving Loan due June 2024	4.57	30,000	1.50	30,000
		935,879		935,879
Less: Long-term debt unamortized discount		(448)		(607)
Long-term debt unamortized debt issuance costs		(6,427)		(7,454)
		929,004		927,818
Less: current maturities		—		—
Long-term debt, less current maturities		$929,004		$927,818

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

Debt Issuance and Debt Discount

As of October 3, 2022 and January 3, 2022, remaining unamortized debt discount and debt issuance costs for the Senior Notes due 2029 and Term Loan Facility are as follows:

	As of October 3, 2022			As of January 3, 2022
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$4,947	$—	4.18%	$5,444	$—	4.18%
Term Loan due September 2024	1,480	448	4.66	2,010	607	4.66
	$6,427	$448		$7,454	$607

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $933 and $1,355 as of October 3, 2022 and January 3, 2022, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of October 3, 2022, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 4.8 years.

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

During the quarter and three quarters ended October 3, 2022, the Company’s effective tax rate was impacted by a net discrete benefit of $1,432 and $2,257, respectively. This is primarily related to the approval of the Company’s renewal application for High and New Tax Enterprise status for two of the Company’s manufacturing subsidiaries in China and a windfall tax benefit of the stock-based compensation releases, which were partially offset by accrued interest expense on existing uncertain tax positions.

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

On May 15, 2018, the Company entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400,000 for the period beginning June 1, 2018 and ended on June 1, 2022 (the expiration date of the swap). During the term of the interest rate swap, the Company paid a fixed rate of 2.84% against a portion of its LIBOR-based debt and received floating 1-month LIBOR during the swap period.

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax, in the Company’s consolidated condensed balance sheets. No ineffectiveness was recognized for the quarter and three quarters ended October 3, 2022 and September 27, 2021. The interest rate swap increased interest expense by $0 and $4,105 for the quarter and three quarters ended October 3, 2022, respectively, and $2,775 and $8,278 for the quarter and three quarters ended September 27, 2021, respectively.

Foreign Exchange Contracts

The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts as of October 3, 2022 was approximately $1,625 (Euro (EUR) 1.4 million). There were no foreign exchange contracts as of January 3, 2022.

Commodity Price Risk Management

The Company uses various raw materials in the manufacturing of PCBs. In particular, the Company has been experiencing volatility in prices and increasing lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. CCLs are made from epoxy resin, glass cloth and copper foil, all of which are seeing limited supply and volatility in prices. The Company only buys a small amount of copper directly. However, copper is a major driver of laminate cost. As such, the Company enters into commodity contracts to hedge copper as a proxy for hedging laminate. As of October 3, 2022, the Company has commodity contracts with a notional quantity of 0.7 metric tonnes each for the periods: (i) beginning October 4, 2022 and ending on January 3, 2023, (ii) beginning January 1, 2023 and ending on March 31, 2023, (iii) beginning April 1, 2023 and ending on June 30, 2023, and (iv) beginning July 1, 2023 and ending on September 30, 2023. As of October 3, 2022, the fair value of the commodity contracts was recorded as a liability in the amount of $4,715 and included as a component of other current liabilities. The changes in the fair value of these commodity contracts are recorded in cost of goods sold in the consolidated condensed statements of operations. The commodity contracts increased cost of goods sold by $1,204 and $5,011 for the quarter and three quarters ended October 3, 2022, respectively. The commodity contracts increased cost of goods sold by $164 and $65 for the quarter and three quarters ended September 27, 2021, respectively. These commodity contracts are not designated as accounting hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	October 3, 2022	January 3, 2022
		(In thousands)
Cash flow derivative instruments designated as hedges:
Foreign exchange contracts	Other current liabilities	$(236)	$—
Interest rate swap	Other current liabilities	—	(4,295)
Cash flow derivative instruments not designated as hedges:
Commodity contracts	Prepaid expenses and other current assets	—	297
Commodity contracts	Other current liabilities	(4,715)	—

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarter and three quarters ended October 3, 2022 and September 27, 2021:

		Quarter Ended October 3, 2022		Quarter Ended September 27, 2021
	Financial Statement Caption	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$—	$—	$(147)	$(2,775)

		Three Quarters Ended October 3, 2022		Three Quarters Ended September 27, 2021
	Financial Statement Caption	Gain Recognized in Other Comprehensive Income	Loss Reclassified into Income	Loss Recognized in Other Comprehensive Loss	Loss Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$190	$(4,105)	$(682)	$(8,278)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the three quarters ended October 3, 2022 and September 27, 2021:

	Three Quarters Ended
	October 3,	September 27,
	2022	2021
	(In thousands)
Beginning balance, net of tax	$(3,223)	$(11,231)
Changes in fair value gain (loss), net of tax	24	(87)
Reclassification to earnings	3,092	5,875
Ending balance, net of tax	$(107)	$(5,443)

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of October 3, 2022 and January 3, 2022:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of January 3, 2022	$(23,899)	$(133)	$(3,223)	$(27,255)
Other comprehensive (loss) income before reclassifications	(2,350)	—	24	(2,326)
Amounts reclassified from accumulated other comprehensive loss	—	—	3,092	3,092
Other comprehensive (loss) income	(2,350)	—	3,116	766
Ending balance as of October 3, 2022	$(26,249)	$(133)	$(107)	$(26,489)

(12) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs on-going credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

There were no customers that accounted for 10% or more of net sales for either the quarter ended October 3, 2022 or September 27, 2021. For each of the three quarters ended October 3, 2022 and September 27, 2021, one customer accounted for approximately 10% of the Company’s net sales.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of October 3, 2022 and January 3, 2022 were as follows:

	As of		As of
	October 3, 2022		January 3, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$—	$—	$297	$297
Derivative liabilities, current	4,951	4,951	4,295	4,295
Senior Notes due March 2029	495,053	400,120	494,556	498,200
Term Loan due September 2024	403,951	403,091	403,262	406,135
ABL Revolving Loans	30,000	30,000	30,000	30,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of October 3, 2022 and January 3, 2022, which are considered Level 2 inputs.

As of October 3, 2022 and January 3, 2022, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of October 3, 2022 consisted of $139,358 held in the U.S., with the remaining $196,267 held by foreign subsidiaries.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of October 3, 2022 and January 3, 2022. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Offset Agreements

Following the acquisition of Telephonics on June 27, 2022, the Company has and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and the Company’s obligations under these agreements may be satisfied through activities that do not require the Company to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for activities such as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of October 3, 2022, the Company had outstanding offset agreements of approximately $32,000, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event the Company fails to perform in accordance with contract requirements. Historically, the Company has not paid any such penalties, and as of October 3, 2022, no such penalties are estimable or probable.

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and three quarters ended October 3, 2022 and September 27, 2021:

	Quarter Ended		Three Quarters Ended
	October 3,	September 27,	October 3,	September 27,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Net income	$43,528	$20,958	$88,566	$46,027

Basic weighted average shares	102,196	107,098	102,016	106,917
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,524	1,247	1,720	1,655
Dilutive effect of outstanding warrants	—	—	2	267
Diluted shares	103,720	108,345	103,738	108,839
Earnings per share:
Basic	$0.43	$0.20	$0.87	$0.43
Diluted	$0.42	$0.19	$0.85	$0.42

Performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock options to purchase 41 and 690 shares of common stock for the quarter and three quarters ended October 3, 2022, respectively, and 997 and 866 shares of common stock for the quarter and three quarters ended September 27, 2021, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met on October 3, 2022 and September 27, 2021, and for RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common stock during the applicable quarter and three quarters and, as a result, the impact would be anti-dilutive.

Outstanding warrants for the quarter ended September 27, 2021 to purchase common stock were not included in the computation of dilutive earnings per share because the strike price of the warrants to purchase the Company’s common stock was greater than the average market price of common stock during the applicable quarter, and therefore, the effect would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	October 3,	September 27,	October 3,	September 27,
	2022	2021	2022	2021
	(In thousands)
Cost of goods sold	$1,699	$1,284	$4,147	$3,310
Selling and marketing	762	731	2,032	1,819
General and administrative	2,685	2,542	7,134	6,912
Research and development	324	387	818	462
Stock-based compensation expense recognized	$5,470	$4,944	$14,131	$12,503

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of October 3, 2022:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$33,723	1.5
PRU awards	3,030	1.7
Stock options	2	0.0
	$36,755

(17) Segment Information

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. On June 27, 2022, the Company completed its acquisition of Telephonics. As of October 3, 2022, the chief operating decision maker is still in the process of determining how to allocate resources and assess performance in relation to the acquisition of Telephonics.

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

	Quarter Ended		Three Quarters Ended
	October 3, 2022	September 27, 2021	October 3, 2022	September 27, 2021
	(In thousands)
Net Sales:
PCB	$588,920	$541,118	$1,764,419	$1,605,084
RF&S Components	13,905	15,666	45,216	42,259
Other (1)	68,255	—	68,255	3,256
Total net sales	$671,080	$556,784	$1,877,890	$1,650,599
Operating Segment Income (Loss):
PCB	$82,770	$61,424	$231,218	$191,711
RF&S Components	5,984	6,537	18,412	15,129
Corporate and Other (1)	(27,319)	(26,068)	(105,809)	(82,929)
Total operating segment income	61,435	41,893	143,821	123,911
Amortization of definite-lived intangibles (2)	(11,657)	(9,658)	(30,973)	(30,988)
Total operating income	49,778	32,235	112,848	92,923
Total other expense	(615)	(8,622)	(13,079)	(43,494)
Income before income taxes	$49,163	$23,613	$99,769	$49,429

	As of
	October 3, 2022	January 3, 2022
	(In thousands)
Segment Assets:
PCB	$1,765,873	$1,655,401
RF&S Components	204,620	216,737
Corporate and Other (1)	1,322,397	1,153,409
Total assets	$3,292,890	$3,025,547

(1)
Other represents results from Telephonics and the now closed SH E-MS and SZ facilities.
(2)
Amortization of definite-lived intangibles primarily relates to the PCB and RF&S Components reportable segments. For the quarter and three quarters ended October 3, 2022, $1,384 and $4,151, respectively, of amortization expense is included in cost of goods sold. For the quarter and three quarters ended September 27, 2021, $1,384 and $4,151, respectively, of amortization expense is included in cost of goods sold.

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

The Company markets and sells its products in approximately 60 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are as follows:

	Quarter Ended		Three Quarters Ended
	October 3, 2022	September 27, 2021	October 3, 2022	September 27, 2021
	(In thousands)
Net Sales:
United States	$343,696	$245,940	$882,577	$775,351
China	73,800	77,022	226,776	238,891
Other	253,584	233,822	768,537	636,357
Total net sales	$671,080	$556,784	$1,877,890	$1,650,599

Net sales are attributed to countries by country invoiced.

(18) Share Repurchase Program

On February 3, 2021, the Company’s Board of Directors authorized and approved a share repurchase program. Under the program, the Company was authorized to repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through February 3, 2023. The program permitted the Company to repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. In addition, the Company adopted a trading plan in accordance with Rule 10b5-1 of the Exchange Act to facilitate certain purchases effected under the share repurchase program. The timing, manner, price, and amount of any repurchases were determined at the Company’s discretion. The repurchase program did not obligate the Company to acquire any specific number of shares.

During the quarter ended October 3, 2022, the Company did not make any share repurchases. During the three quarters ended October 3, 2022, the Company has repurchased a total of 2,747 shares of common stock for a total cost of $35,424 (including commissions). As of October 3, 2022, there are no amounts authorized for repurchase.

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

RECENT DEVELOPMENTS

On June 27, 2022, we completed our acquisition of all of the issued and outstanding common stock of Gritel Holding Co., Inc. (Gritel) and ISC Farmingdale Corp. for a total consideration of $298.3 million in cash. Telephonics Corporation is wholly-owned by Gritel, and as a result of the acquisition, became an indirect, wholly-owned subsidiary of the Company (collectively with ISC Farmingdale Corp., Telephonics). Telephonics is recognized globally as a leading provider of highly sophisticated military intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea, and air applications.

On March 1, 2022, we announced that we will open a new highly automated PCB manufacturing facility in Penang, Malaysia. During the quarter ended October 3, 2022, we completed the pilings required for the building, laid the majority of the foundation, and began raising the steel framework. We have also received multiple deposits from customers with whom we have signed long term agreements which we expect can eventually provide a business base for over 60% of the planned capacity in the new building. We expect the facility to be operational in late 2023 and our total capital expenditures for the facility are expected to be approximately $130.0 million through 2025.

The coronavirus (COVID-19) pandemic initially caused business disruption to our operations in China in January 2020. By March 2020, the situation escalated as the scope of the COVID-19 pandemic worsened outside of the Asia-Pacific region, with Europe and North America being affected by the pandemic. We expect continued impacts on our production, as well as on-going significant uncertainty relating to the actual and potential impacts of the COVID-19 pandemic, and we cannot reasonably estimate its duration or severity. For example, during the first quarter of the 2022 fiscal year, an outbreak in Mainland China forced temporary lockdown orders in several cities in which we operate, and, at other times throughout 2022 the Chinese government has imposed lockdowns and other restrictions as part of its “zero-COVID” policy. Further, in North America, there was a surge in cases resulting from the Omicron variant from December 2021 through January 2022 which resulted in production inefficiencies caused by a combination of quarantine impacts and direct labor shortages on our overall production. The COVID-19 pandemic along with the conflict between Russia and Ukraine has created and continues to create various global macroeconomic, customer demand, operational and supply chain risks and has contributed to high inflation, labor shortages in North America, and a potential recession, each of which could have a material and adverse impact on our business going forward. See Item 1A, Risk Factors, of Part II below for further information related to the COVID-19 pandemic, conflict between Russia and Ukraine, and macro-economic risks resulting, in part, from the pandemic.

We are monitoring the impacts the COVID-19 pandemic has had, and continues to have, on our supply chain, and our operations in China, and are collaborating with our third-party partners with the goal of mitigating, to the extent reasonably practicable, significant delays in delivery of our products. We continue to experience supply chain constraints and inflationary pressures. We have been actively taking measures intended to manage both supply chain constraints and higher raw materials costs, including, without limitation, through such measures as supplier diversification, on-going operational efficiency efforts and quotation adjustments to mitigate the impact on our business.

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

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 45% and 43% of our net sales for the quarter and three quarters ended October 3, 2022, respectively. Sales to our ten largest customers collectively accounted for 41% of our net sales for both the quarter and three quarters ended September 27, 2021. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Three Quarters Ended
End Markets (1)	October 3, 2022	September 27, 2021	October 3, 2022	September 27, 2021
Aerospace and Defense	38%	31%	33%	33%
Automotive	15	18	17	18
Data Center Computing	14	14	16	14
Medical/Industrial/Instrumentation	19	20	21	19
Networking/Communications	14	16	13	15
Other (2)	—	1	—	1
Total	100%	100%	100%	100%

(1)
Sales to EMS companies are classified by the end markets of their OEM customers.
(2)
Other end market reflects direct sales to EMS and distributor customers.

We derive revenues primarily from the sale of PCBs, custom electronic assemblies using customer-supplied engineering and design plans as well as our long-term contracts related to the design and manufacture of highly sophisticated intelligence, surveillance and communications solutions, RF and microwave/microelectronics components, assemblies, and subsystems. Orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Our customers have continuous control of the work in progress and finished goods throughout the PCB and custom electronic assemblies manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right of payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. We recognize revenue based on a cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Revenues are recorded proportionally as costs are incurred.

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

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended		Three Quarters Ended
	October 3, 2022	September 27, 2021	October 3, 2022	September 27, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.8	83.3	82.1	83.4
Gross profit	19.2	16.7	17.9	16.6
Operating expenses:
Selling and marketing	3.0	2.8	2.9	2.8
General and administrative	6.2	5.8	6.6	5.8
Research and development	1.1	0.8	1.0	0.8
Amortization of definite-lived intangibles	1.5	1.5	1.4	1.6
Total operating expenses	11.8	10.9	11.9	11.0
Operating income	7.4	5.8	6.0	5.6
Other (expense) income:
Interest expense	(1.6)	(2.0)	(1.8)	(2.0)
Loss on extinguishment of debt	—	—	—	(0.9)
Other, net	1.5	0.5	1.1	0.3
Total other expense, net	(0.1)	(1.5)	(0.7)	(2.6)
Income before income taxes	7.3	4.3	5.3	3.0
Income tax provision	(0.8)	(0.5)	(0.6)	(0.2)
Net income	6.5%	3.8%	4.7%	2.8%

We have two reportable segments: PCB and RF&S Components. We have not yet determined how to treat Telephonics for segment reporting purposes, as we are still in the process of determining how to allocate resources and assess performance in relation to the acquisition of Telephonics. As a result, our discussion and analysis below separates the results of Telephonics from our two reportable segments.

Net Sales

Total net sales increased $114.3 million, or 20.5%, to $671.1 million for the third quarter of 2022 from $556.8 million for the third quarter of 2021. This increase was primarily due to the acquisition of Telephonics during 2022, which accounted for $68.3 million in net sales for the third quarter of 2022. Additionally, there was an increase in net sales for the PCB reportable segment of $47.8 million, or 8.8%, to $588.9 million for the third quarter of 2022 from $541.1 million for the third quarter of 2021, which was primarily due to strong growth across all of our end markets. The increase in PCB net sales also benefitted from a 20.0% increase in the average price per square foot driven mainly by better product mix, higher pricing and premium revenue, partially offset by a 4.3% decrease in the volume of PCB shipments as compared to the third quarter of 2021. Net sales for the RF&S Components reportable segment decreased $1.8 million, or 11.2%, to $13.9 million for the third quarter of 2022 from $15.7 million for the third quarter of 2021, which was primarily due to lower demand.

Total net sales increased $227.3 million, or 13.8%, to $1,877.9 million for the first three quarters of 2022 from $1,650.6 million for the first three quarters of 2021. This increase primarily resulted from an increase in net sales for the PCB reportable segment of $159.3 million, or 9.9%, to $1,764.4 million for the first three quarters of 2022 from $1,605.1 million for the first three quarters of 2021 primarily due to strong growth across all of our end markets except in our Networking/Communications and Other end markets. The increase in PCB net sales also benefitted from a 13.8% increase in the average price per square foot driven mainly by better product mix, higher pricing and premium revenue. Volume was essentially unchanged. The increase in net sales was also due to the acquisition of Telephonics during 2022, which accounted for $68.3 million in net sales for the first three quarters of 2022. Net sales for the RF&S Components reportable segment increased $3.0 million, or 7.0%, to $45.2 million for the first three quarters of 2022 from $42.2 million for the first three quarters of 2021, which was primarily due to higher demand in our Networking/Communications end market.

Gross Margin

Overall gross margin increased to 19.2% for the third quarter of 2022 from 16.7% for the third quarter of 2021. Gross margin for the PCB reportable segment increased to 18.8% for the third quarter of 2022 from 15.8% for the third quarter of 2021. This increase was primarily due to better product mix, higher pricing and premium revenue, partially offset by higher labor costs, particularly in North America as we raised wages this year to be more competitive. Gross margin for the RF&S Components reportable segment increased to 63.5% for the third quarter of 2022 from 57.9% for the third quarter of 2021, primarily due to favorable product mix. The acquisition of Telephonics during 2022 also contributed a 0.3% increase in gross margin.

Overall gross margin increased to 17.9% for the first three quarters of 2022 from 16.6% for the first three quarters of 2021. Gross margin for the PCB reportable segment increased to 17.8% for the first three quarters of 2022 from 16.3% for the first three quarters of 2021. This increase was primarily due to better product mix, higher pricing and premium revenue, partially offset by higher labor costs, particularly in North America as we raised wages this year to be more competitive. Gross margin for the RF&S Components reportable segment increased to 61.3% for the first three quarters of 2022 from 54.2% for the first three quarters of 2021, primarily due to higher sales.

Capacity utilization is a key driver for us, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the third quarter of 2022 in our Asia and North America PCB facilities was 78% and 45%, respectively, compared to 91% and 50%, respectively, for the third quarter of 2021. Capacity utilization for the first three quarters of 2022 in our Asia and North America PCB facilities was 84% and 44%, respectively, compared to 86% and 52%, respectively, for the first three quarters of 2021. The decrease in capacity utilization for both the third quarter of 2022 and the first three quarters of 2022 in our Asia PCB facilities was caused by a decline in production volumes while the decrease in our North America PCB facilities during the same periods was due to the additional plating capacity added earlier in the year and direct labor shortages in certain regions.

Selling and Marketing Expenses

Selling and marketing expense increased $4.0 million, to $19.8 million for the third quarter of 2022 from $15.8 million for the third quarter of 2021. As a percentage of net sales, selling and marketing expense was 3.0% for the third quarter of 2022, as compared to 2.8% for the third quarter of 2021. The increase in selling and marketing expense was primarily due to $2.3 million of selling and marketing expenses incurred by Telephonics post acquisition and an increase in labor costs.

Selling and marketing expenses increased $8.9 million, to $55.6 million for the first three quarters of 2022 from $46.7 million for the first three quarters of 2021. As a percentage of net sales, selling and marketing expenses was 2.9% for the first three quarters of 2022, as compared to 2.8% for the first three quarters of 2021. The increase in selling and marketing expense for the first three quarters of 2022 was primarily due to $2.3 million of selling and marketing expenses incurred by Telephonics post acquisition and increases in commission expense and labor costs.

General and Administrative Expenses

General and administrative expense increased $9.0 million to $41.4 million, or 6.2% of net sales, for the third quarter of 2022 from $32.4 million, or 5.8% of net sales, for the third quarter of 2021. The increase in expense was primarily due to $3.2 million of general and administrative expense incurred by Telephonics post acquisition and an increase in incentive compensation and labor costs.

General and administrative expense increased $28.0 million to $123.1 million, or 6.6% of net sales, for the first three quarters of 2022 from $95.1 million, or 5.8% of net sales, for the first three quarters of 2021. The increase in expense was primarily due to $11.0 million of costs incurred in connection with the acquisition of Telephonics on June 27, 2022 and $3.2 million of general and administrative expense incurred by Telephonics post acquisition. In addition, there were increases in labor costs, incentive compensation and bad debt. These increases were partially offset by the decrease in restructuring charges of $3.4 million associated with the restructuring of our E-M Solutions business unit during the first three quarters of 2021.

Other Expense

Other expense, net decreased $8.0 million to $0.6 million for the third quarter of 2022 from $8.6 million for the third quarter of 2021. This decrease was primarily the result of foreign currency gains due to the weakening of the Chinese Renminbi (RMB) in the third quarter of 2022 compared to the third quarter of 2021. We utilize the RMB at our China facilities for employee-related expenses, RMB denominated purchases, and other costs of running our operations in China.

Other expense, net decreased $30.4 million to $13.1 million for the first three quarters of 2022 from $43.5 million for the first three quarters of 2021. This decrease was primarily the result of the absence of $15.2 million of loss on extinguishment of debt. In addition, there were foreign currency gains due to the weakening of the RMB in the first three quarters of 2022 compared to the first three quarters of 2021, partially offset by lower government subsidies.

Income Taxes

Income tax expense increased by $2.9 million to $5.6 million of tax expense for the third quarter of 2022 from $2.7 million of tax expense for the third quarter of 2021. The increase in income tax expense for the third quarter of 2022 was primarily due to an increase in pre-tax income offset by the absence in the third quarter of 2022 of new uncertain tax positions that existed in the third quarter of 2021.

Income tax expense increased by $7.8 million to $11.2 million of tax expense for the first three quarters of 2022 from $3.4 million of tax expense for the first three quarters of 2021. The increase in income tax expense for the first three quarters of 2022 was primarily due to an increase in pre-tax income and a lower uncertain tax position release benefit (which resulted from the expiration of the statute of limitation in foreign jurisdictions). The increase was partially offset by the approval of two of the Company’s renewal applications for High and New Enterprise status in China in the current year and the absence in the third quarter of 2022 of new uncertain tax positions that existed in the third quarter of 2021.

Our effective tax rate is primarily impacted by tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of approximately $8.9 million and a net deferred income tax asset of approximately $12.9 million as of October 3, 2022 and September 27, 2021, respectively. The decrease in the deferred income tax asset was primarily due to the recording of a net deferred income tax liability of $22.9 million related to the Telephonics’ acquisition.

On August 9, 2022 and August 16, 2022, the President of the United States signed the CHIPS and Science Act of 2022 (CHIPS Act) and the Inflation Reduction Act of 2022 (IRA), respectively. Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment regardless of the effective date of those tax law changes. We considered the impact to our financial statements of the corporate income tax aspects of the CHIPS Act and IRA, and determined the impact is not material to our financial statements.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of debt, and borrowings under our revolving credit facility. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, fund working capital requirements, to repay debt obligations, and to repurchase common stock. We anticipate that financing capital expenditures, financing acquisitions, funding working capital requirements, servicing debt, and repurchasing common stock will be the principal demands on our cash in the future.

Cash flow provided by operating activities during the first three quarters of 2022 was $195.3 million as compared to cash flow provided by operating activities of $114.3 million in the same period in 2021. The increase in cash flow was primarily due to an increase in net income of $42.5 million compared to the comparable prior year period and an overall decreased investment in working capital.

Net cash used in investing activities was approximately $374.7 million for the first three quarters of 2022, primarily reflecting $298.3 million for the acquisition of Telephonics and $76.2 million for purchases of property, plant and equipment and other assets. Net cash used in investing activities was approximately $61.1 million for the first three quarters of 2021, reflecting $62.1 million for purchases of property, plant and equipment and other assets less $1.0 million for proceeds from the sale of property, plant and equipment and other assets.

Net cash used in financing activities during the first three quarters of 2022 was $21.3 million, primarily reflecting repurchases of common stock of $35.4 million, cash used to settle warrants of $0.9 million, less customer deposits of $15.0 million. Net cash provided by financing activities during the first three quarters of 2021 was $24.8 million, primarily reflecting proceeds from long-term debt borrowing of $500.0 million, less the repayment of long-term debt borrowings of $425.8 million, repurchases of common stock of $33.2 million, capital equipment financing of $7.1 million, payment of debt issuance costs of $5.9 million, and cash used to settle warrants of $3.2 million.

As of October 3, 2022, we had cash and cash equivalents of approximately $335.6 million, of which approximately $196.3 million was held by our foreign subsidiaries, primarily in Hong Kong. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for the repatriation of this cash.

Our total 2022 capital expenditures are expected to be in the range of $100.0 million to $120.0 million.

Share Repurchases

On February 3, 2021, our board of directors authorized a share repurchase program allowing us to repurchase up to $100.0 million of our common stock. During the three quarters ended October 3, 2022, we repurchased a total of 2.7 million shares of our common stock for a total cost of $35.4 million (including commissions). As of October 3, 2022, there are no amounts authorized for repurchase. We repurchased a total of 7.5 million shares of our common stock for $100.0 million under the share repurchase program.

Long-term Debt and Letters of Credit

As of October 3, 2022, we had $929.0 million of outstanding debt, net of discount and debt issuance costs, composed of $495.0 million of Senior Notes due March 2029, $404.0 million of a Term Loan due September 2024, and $30.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL).

Pursuant to the terms of the Term Loan Facility and Senior Notes due 2029, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of October 3, 2022, we were in compliance with the covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

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

Contractual Obligations and Commitments

As part of our on-going operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, purchase obligations, and leases as of October 3, 2022. As of the date of this report, our contractual obligations have not changed materially since January 3, 2022, except for additional purchase obligations resulting from the Telephonics acquisition. As of October 3, 2022, additional purchase obligations resulting from the Telephonics acquisition amounted to $104.9 million, which are expected to be settled as follows: $96.3 million within 1 year and $8.6 million within 1-3 years.

Offset Agreements

Following the acquisition of Telephonics on June 27, 2022, we have and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and our obligations under these agreements may be satisfied through activities that do not require us to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of October 3, 2022, we had outstanding offset agreements of approximately $32.0 million, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event we fail to perform in accordance with contract requirements. Historically, we have not paid any such penalties, and as of October 3, 2022, no such penalties are estimable or probable.

Seasonality

We tend to experience modest seasonal softness in the first and third quarters due to holidays and vacation periods in China and North America, respectively, which limit production leading to stronger revenue levels in the second and fourth quarters.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ended on June 1, 2022. During the term of the interest rate swap, we paid a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and received floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. No ineffectiveness was recognized for the quarter and three quarters ended October 3, 2022. During the quarter and three quarters ended October 3, 2022, the interest rate swap increased interest expense by $0 and $4.1 million, respectively. After June 1, 2022, our $400.0 million LIBOR-based variable debt is more sensitive to fluctuations in interest rates due to the expiration of the interest rate swap arrangement. We currently do not expect to enter into a new interest rate swap arrangement.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of October 3, 2022, approximately 53.4% of our total debt was based on fixed rates. Based on our borrowings as of October 3, 2022, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $4.4 million.

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

Foreign Currency Rate Risks

In the normal course of business, we are exposed to risks associated with fluctuations in foreign currency exchange rates related to transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Most of our foreign operations have the U.S. Dollar as their functional currency, however, one of our China facilities utilize the Renminbi (RMB), which results in recognition of translation adjustments included as a component of other comprehensive income (loss). Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. We do not engage in hedging to manage this foreign currency risk, except for certain equipment purchases. However, we may consider the use of derivatives in the future. Our primary foreign exchange exposure is to the RMB. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as October 3, 2022 was approximately $1.6 million (EUR 1.4 million). There were no foreign exchange contracts as of January 3, 2022.

Commodity Price Risks

We are exposed to certain commodity risks associated with prices for various raw materials. In particular, we have been experiencing volatility in prices and increasing lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. This may negatively affect our profitability. CCLs are made from epoxy resin, glass cloth, and copper foil, all of which are seeing limited supply and volatility in prices. We only buy a small amount of copper directly. However, copper is a major driver of laminate cost. We are hedging copper as a proxy for hedging laminate. As of October 3, 2022, we had commodity contracts with a notional quantity of 700 metric tonnes each for the periods: (i) beginning October 4, 2022 and ending on January 3, 2023, (ii) beginning January 1, 2023 and ending on March 31, 2023, (iii) beginning April 1, 2023 and ending on June 30, 2023, and (iv) beginning July 1, 2023 and ending on September 30, 2023. As of October 3, 2022, the fair value of the commodity contracts was recorded as a liability in the amount of $4.7 million and included as a component of other current liabilities. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Debt Instruments

The table below presents the fiscal calendar maturities of long-term debt through 2026 and thereafter of our debt instruments as of October 3, 2022:

	As of October 3, 2022
	Remaining 2022	2023	2024	2025	2026	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$—	$435,879	$—	$—	$—	$435,879	$433,091	5.60%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	400,120	4.00%
Total	$—	$—	$435,879	$—	$—	$500,000	$935,879	$833,211

Interest Rate Swap Contracts

Our interest rate swap arrangement ended on June 1, 2022. The table below presents information regarding our interest rate swap during the three quarters ended October 3, 2022:

Three Quarters Ended October 3, 2022
(In thousands, except interest rates)
Average interest payout rate	2.84%
Interest payout amount	$(4,669)
Average interest received rate	0.34%
Interest received amount	$564

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO have concluded that, as of October 3, 2022 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

We continue to expand our implementation of an enterprise resource planning (ERP) system on a worldwide basis, which is expected to improve the efficiency of the financial reporting and related transaction processes. We have completed the implementation with respect to the next phase and as a result, we made changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting. We expect to continue to roll out the ERP system to our remaining locations.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

Global economic and market uncertainty may adversely impact our business and operating results.

Uncertain global economic conditions have in the past and may in the future adversely impact our business. The current uncertainty in the worldwide economic environment together with other unfavorable changes in economic conditions, such as the higher than normal inflation and interest rate increases currently being experienced or implemented by most developed economies, as well as any recession, may negatively impact consumer confidence and spending, ultimately causing our customers to postpone purchases. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets. We could experience period-to-period fluctuations in operating results due to general industry or economic conditions and volatile or uncertain economic conditions can adversely impact our sales and profitability and make it difficult for us to accurately forecast and plan our future business activities. Furthermore, inflationary pressure and increases in interest rates may negatively impact revenue, earnings and demand for our products. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products.

We serve customers and have manufacturing facilities throughout the world and are subject to risks caused by local and global pandemics and other similar risks, including without limitation, the on-going COVID-19 pandemic, which could materially adversely affect our business, financial condition, and results of operations.

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

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. Federal, state, and local government responses to COVID-19 and our responses to the outbreak have all, at times, disrupted and will likely continue to disrupt our business. Even as efforts to contain the pandemic have made progress and many restrictions have relaxed, new variants of the virus have arisen globally. At times, variants of COVID-19 have caused a surge in COVID-19 cases, both regionally, such as outbreaks in Mainland China that from time to time in 2020 and continuing through the third quarter of 2022 have forced temporary lockdown orders in several cities in which we operate, and globally. The ultimate impact of new variants that have emerged from time to time, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines, and the responses by governmental bodies to impose or reinstate restrictive measures from time to time.

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
•
reduced workforces and labor shortages at all levels of our organization, which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, lockdowns, quarantine, or government mandates and incentives;
•
temporary business closures due to reduced workforces or government mandates;
•
reduced demand for our products and services caused by, but not limited to, the effect of quarantine or other travel restrictions or financial hardship on our workforce, the businesses in the industries we service;
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

As part of our business strategy, we expect that we will continue to implement and align our strategy by pursuing potential divestitures of assets and acquisitions of businesses, technologies, assets, or product lines that complement or expand our business, such as our acquisition of Gritel Holding Co., Inc. (Gritel), ISC Farmingdale Corp., and Telephonics in June 2022. Risks related to such activities and transactions may include:

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

•
incur unanticipated costs and expenses, including with respect to our compliance obligations under U.S. federal securities laws;
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

In February 2022, Russia commenced military hostilities against Ukraine, which has contributed to volatility in the global economy and markets and is expected to create on-going geopolitical instability and have further global economic consequences, including on-going disruptions of the global supply chain and energy markets. The effects of the conflict have contributed to significant volatility in credit and capital markets, spikes in energy prices, changes in laws and regulations that may affect our business, sanctions or counter-sanctions and increased cybersecurity threats and concerns. As a result, there is a risk that supplies of our products may be significantly delayed by or may become unavailable as a result of the conflict between Russia and Ukraine affecting us or our suppliers. The conflict may also reduce demand for our products because of reduced global or national economic activity, disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and reduced levels of business and consumer spending. The effects of the conflict between Russia and Ukraine could heighten or exacerbate many of the risk factors described in this Item 1A, Risk Factors, and may adversely affect our business, financial condition, and results of operation.

We have manufacturing facilities and serve customers outside the United States and are subject to the risks characteristic of international operations, including tariffs.

We have significant manufacturing operations in Asia and Canada and sales offices located in Asia and Europe. We continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

In addition, for the quarter ended October 3, 2022, we generated approximately 52% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

Further, the conflict between Russia and Ukraine described in the previous risk factor, and the effects thereof, may adversely affect our manufacturing facilities and our customers.

Rising labor costs and labor shortages, including due to pandemics and other disasters, employee strikes and other labor-related disruptions may materially adversely affect our business, financial condition, and results of operations.

Our business is labor intensive, utilizing large numbers of engineering and manufacturing personnel. There is uncertainty with respect to rising labor costs and on-going labor shortages. Furthermore, labor disputes and strikes based partly on wages have in the past slowed or stopped production by certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to recover in our pricing to our customers could materially adversely affect our business, financial condition, and results of operations. In addition, general labor shortages (such as occurred during 2021 and that have continued in 2022), a high turnover rate and our difficulty in recruiting and retaining qualified employees at any level of our organization could result in a potential for defects in our products, production disruptions or delays, or the inability to ramp production to meet increased customer orders, resulting in order cancellation or imposition of customer penalties if we are unable to deliver products in a timely manner.

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

In North America, we are experiencing wage inflation pressures, as a result of labor shortages, and certain pressures which are also mandated by local and state governments. Further, we are experiencing rising health care costs. While we strive to manage these challenges, there can be no assurance that our efforts will succeed which would result in higher costs and lower profits. The competition for talent and labor in North America and in general is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, which could include increases in wages and benefits necessary to attract and retain high quality employees with the right skill sets, increases triggered by regulatory actions regarding wages, scheduling, and benefits; increases in health care and workers’ compensation insurance costs; and increases in benefits and costs related to the COVID-19 pandemic and its resurgence from time to time. In light of the current challenging labor market conditions, due in part to the COVID-19 pandemic, our wages and benefits programs and any steps we take to increase our wages and benefits, may be insufficient to attract and retain talent at all levels of our organization. Existing labor shortages, and our inability to attract employees to maintain a qualified workforce, could adversely affect our production and our overall business and financial performance.

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

In addition, our industry experienced in 2021, and continues to experience, a shortage of workers. Although we believe this shortage is due, in part, to the COVID-19 pandemic, the shortage may prove to be systemic. We rely on maintaining a sufficient workforce at all levels of our organization to design, manufacture and distribute our products. If the labor markets remain tight and we are unable to adequately staff our facilities due to a shortage of qualified workers, our operations and financial performance would likely be adversely affected.

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

Consolidations and restructuring in our supplier base and equipment fabricators related to our raw materials purchases or the manufacturing equipment we use to fabricate our products may result in adverse changes in pricing of materials due to reduction in competition among our raw material suppliers or an elimination or shortage of equipment and spare parts from our manufacturing equipment supply base. Suppliers and equipment manufacturers may be impacted by other events outside our control including macro-economic events, financial instability, environmental occurrences, or supplier interruptions due to fire, natural catastrophes, public health crises or otherwise. Several of these factors, including the on-going COVID-19 pandemic, have contributed to supply chain constraints we have experienced during 2021 and 2022. As a result, suppliers and equipment manufacturers have extended lead times, limited supplies, and/or increased prices due to capacity constraints and other factors. These have impacted our ability to deliver our products on a timely basis, our inventory levels and cash flow, and could negatively impact our financial results. The severity of the constraints in the supply chain is continuously changing, which creates substantial uncertainties in our business. In addition, in extreme circumstances, the suppliers we purchase from could cease production altogether due to a fire, natural disaster, consolidation or liquidation of their businesses. The supply chain constraints and other factors discussed above may continue to impact our ability to deliver our products on a timely basis, harm our customer relationships and negatively impact our financial results.

In particular, the on-going macroeconomic conditions, including the inflationary environment, have increased the cost of our raw materials and components. If raw material and component prices remain elevated and the cost of the metals that we use to produce our product, especially if the prices of copper, gold, palladium, and other precious metals we use to manufacture our products remain elevated or otherwise continue to increase, it may reduce our gross margins. Should the supply of materials used in the above manufacturing processes become limited, our ability to obtain the quantities necessary to meet our customers’ demand may be impacted which could cause us to encounter reduced revenue levels or price increases which would impact our profit margins. If either of these situations occurs, our financial condition and results of operations could be negatively impacted.

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

As of October 3, 2022, our consolidated condensed balance sheet included $1,030.1 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Sales to EMS companies represented approximately 36% and 39% of our net sales for the quarters ended October 3, 2022 and September 27, 2021, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers collectively accounted for approximately 33% and 28% of our net sales for the quarters ended October 3, 2022 and September 27, 2021, respectively. Furthermore, our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended October 3, 2022, aerospace and defense sales accounted for approximately 38% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. While we do not sell any significant volume of products directly to the U.S. government or to foreign governments and agencies, we are a supplier to OEMs that sell to these entities. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 36% and 39% of our net sales for the quarters ended October 3, 2022 and September 27, 2021, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

The markets for our products and manufacturing services are characterized by rapidly changing technology and continual implementation of new designs and production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to design and manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2022 in our PCB segment, we expect to continue to make capital expenditures to expand our HDI, RF technology, and other advanced manufacturing capabilities while in our RF&S Components segment, we are designing products that we hope our customers adopt and incorporate into their products. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors. In addition, our failure to adopt and implement technological improvements quickly may cause inefficiencies in our production process as our product yields or quality may decrease, resulting in increased costs, and may lead to customers not adopting our product designs.

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

In addition, the indenture governing the Senior Notes due 2029 and the credit agreements governing the Term Loan Facility, the U.S. ABL and the Asia ABL contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

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

Our operations in China and Hong Kong subject us to risks and uncertainties relating to the laws and regulations of China and Hong Kong and adverse effects of political tensions that arise from time to time with China.

The government of China has been pursuing economic reform policies, including the encouragement of foreign trade and investment. No assurance can be given, however, that the government of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time, particularly in light of the trade and travel restrictions that the United States and China have implemented in recent months. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management’s attention. Also, the evolving landscape of the interrelation between China and Hong Kong may have an adverse impact on our operations in Hong Kong and may impact our ability to attract and maintain necessary talent in that area. In addition, though changes in government policies and rules are timely published or communicated, there is usually no indication of the duration of any grace period before which full implementation and compliance will be required. As a result, it is possible that we might operate our business in violation of new rules and policies before full compliance can be achieved. These uncertainties could limit the legal protections available to us and adversely impact our results of operations.

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
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to current and evolving compliance initiatives and corporate governance practices.

As a public company we incur significant legal, accounting and other expenses that we likely would not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC, from time to time, to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to further substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The rules and regulations applicable to public companies substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. When these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs may decrease our net income (or increase our net loss) and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

Other Risks

We may need additional capital in the future to fund investments in our operations, refinance our indebtedness, and to maintain and grow our business, and such capital may not be available on a timely basis, on acceptable terms, or at all.

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. To the extent that the funds generated by our on-going operations are insufficient to cover our liquidity requirements, we may need to raise additional funds through financings. If we are unable to fund our operations and make capital expenditures as currently planned or if we do not have sufficient liquidity to service the interest and principal payments on our debt, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including the following:

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

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: November 8, 2022	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: November 8, 2022	Todd B. Schull
Executive Vice President and Chief Financial Officer