Form 10-K
period 2023-01-02
TTM TECHNOLOGIES INC
filed 2023-03-03
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on July 4, 2022, the last business day of the most recently completed second fiscal quarter), was $1,229,476,501. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 27, 2023, there were outstanding 102,584,845 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

ITEM 1. BUSINESS

General

We are a leading global manufacturer of technology solutions, including engineered systems, radio frequency (RF) components and RF microwave/microelectronic assemblies, and printed circuit boards (PCB). According to a November 2022 report by Prismark Partners, we are one of the largest PCB manufacturers in the world based on 2021 revenue. In 2022, we generated approximately $2.5 billion in net sales and ended the year with approximately 17,800 employees worldwide. We currently operate a total of 27 specialized facilities in North America and China. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers. This one-stop design, engineering and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial and instrumentation, as well as networking and telecommunications. Our customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors and government agencies.

We report our worldwide operations based on two reportable segments: (1) PCB, which consists of eighteen domestic system, sub-system, and PCB plants; six PCB fabrication plants in China; and one in Canada; and (2) RF&S Components, which consists of one domestic RF component plant and one RF component plant in China. Each segment operates predominantly in the same industries with facilities that produce customized products for our customers and use similar means of product distribution.

Additional information on our reportable segments and product information is contained in Note 17 of the Notes to Consolidated Financial Statements.

Industry Overview

TTM provides a variety of hardware technology solutions, including completely designed and engineered systems, RF microwave/microelectronic assemblies, product lines of RF components, and technologically advanced PCBs.

TTM’s engineered systems are mostly sold to the aerospace and defense market, primarily tier one subcontractors but also directly to government agencies. Due, in part, to an increasing global threat environment, according to the United States Department of Defense Fiscal Year 2023 Budget Request Overview Book, U.S. defense spending has been growing steadily in the mid-single digit range with the most recent FY 2023 budget expected to grow in the 10% range. In addition, foreign governments, particularly North Atlantic Treaty Organization (NATO) members, have pledged to increase their defense spending which will likely drive foreign military sales (FMS) for U.S. defense contractors. Finally, due to modernization priorities, an increased proportion of defense budgets is geared towards defense electronics such as radar, communications, and surveillance. These are the key markets for our engineered systems products.

TTM’s RF microwave/microelectronic assemblies are also used in complete defense electronic systems and sold to tier one subcontractors. They benefit from increasing electronics in defense programs as well as increased focused on solid state active electronically scanned array (AESA) radar systems. Based on our internal market intelligence, we expect this market to grow faster than the overall defense market as well.

TTM is also offering several product lines of high-volume commercial RF components. These components are utilized by TTM’s customers to achieve advance signal conditioning in transceiver applications for 5G and other communication systems. Examples of RF components offered are: Hybrid and Directional Couplers, Baluns, Power Dividers, and RF Resistors. All these products are highly engineered to meet the customers' critical high performance and size requirements. The growth of the 5G transceiver market is expected to exceed the overall telecommunications market growth over the next several years.

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

Products designed to offer faster data transmission, thinner and more lightweight packaging, and reduced power consumption generally require increasingly complex PCBs to meet these criteria. By using advanced technology PCB product solutions such as High Density Interconnect (HDI) and Substrate-like PCB (SLP) technologies, circuit densities can be increased, thereby providing for smaller products with higher packaging densities. Furthermore, rigid-flex circuits can be found in small and lightweight end products and other space-challenged electronics packaging applications across all end markets. Some PCB manufacturers also manufacture high performance substrates that serve as the interconnect between integrated circuits (ICs) and the PCB in many advanced electronic products serving a wide variety of end markets. Combined with the engineered systems and assemblies described earlier, we collectively refer to all of these technologies as “advanced technologies,” and they generally have growth rates which are higher than conventional technologies. In addition, most of our markets have low volume requirements during the prototype stage that demand a highly flexible manufacturing environment which later transition to a higher volume requirement during product ramp.

According to estimates in a November 2022 report by Prismark Partners, worldwide demand for PCBs was expected to be $83.3 billion for 2022. Of this worldwide demand for production in 2022, Prismark Partners reports that PCB production in the Americas accounted for approximately 4% (approximately $3.3 billion), PCB production in China accounted for approximately 53% (approximately $44.2 billion), and PCB production in the rest of the world accounted for approximately 43% (approximately $35.8 billion). According to the same report by Prismark Partners, worldwide demand for PCBs is forecast to grow at a 4.6% compound annual growth rate (CAGR) from 2021 to 2026 driven largely by strong demand for multilayer board market and growth of HDI technology and substrates. Prismark Partners expects PCB demand to slow considerably until the economic situation recovers by late 2023 and into 2024. The PCB market in 2022 benefitted from, among other things, a strong rebound in GDP due to government stimuli and the on-going re-opening of economies stemming from the coronavirus (COVID-19) pandemic.

Industry Trends

We believe that several trends impacting the advanced hardware technology design and manufacturing industry will benefit us in the future. These trends include:

Increasing complexity of electronic products, which requires technologically complex PCBs that can accommodate higher speeds and component densities, including HDI, flexible, and substrate-like PCBs as well as intricately engineered RF components and subsystems as well as completely designed engineered systems.

Higher demand for reliable product manufactured in the U.S., providing better oversight on sub-tier supply chain materials and controls. In addition, trade tensions between the U.S. and China as well as the conflict between Russia and Ukraine have increased the importance of supply chain partners with strong domestic capabilities and manufacturing footprints.

Increasing use of hardware technology solutions in diverse end markets as advanced electronics enable new capabilities. Many end markets that TTM serves have generally seen or otherwise are seeing a renaissance of growth opportunities due to the implementation of sophisticated electronics. In the defense market, solid-state radar systems referred to as AESA are being adopted in key new defense programs, replacing legacy mechanical systems. Also, the proliferation of sensors, data, data processing, and communications within the operational environment drives significant growth in sophisticated electronic components as well as integrated systems. In the medical end market, remote diagnostic systems and robotics are seeing increasing adoption. In networking, investments in 5G infrastructure and advanced networking are seeing demand for more advanced PCBs, supporting an ever connected world. Finally, in the automotive market, an increasing trend toward sophisticated safety systems, automated driving, electric/hybrid vehicles, connectivity and miniaturization of electronic devices is driving increasing electronic content and higher PCB usage in automobiles, particularly with regard to the increased demand for advanced technologies like HDI, and RF PCBs for radar and sensor applications.

Supply chain consolidation by commercial OEMs. We believe that technology solution providers that can offer one-stop manufacturing capabilities — from prototype to volume production — and integration capabilities have a competitive advantage in the market.

Our Strategy

Our vision is to inspire innovation as a global preeminent technology solutions company. Our core strategy includes the following elements:

Provide differentiated capabilities beyond the base PCB by incorporating advanced design-to-specification engineering support, testing, components and specialized assembly into the value-added solution provided to customers. With the acquisition of Anaren in 2018, TTM moved beyond build-to-print manufacturing and assembly capabilities to engage with customers in designing a more complete RF solution to meet their technology needs. As a result of the additional design capabilities that stemmed from the acquisition, TTM provides cost effective, ready for manufacture, enabling technologies to the customer. With the acquisition of Telephonics in June 2022, we continue to build on the Anaren acquisition to expand into integrated systems, and deepen our RF and radar related engagement with key aerospace and defense customers.

Maintain our customer-driven culture and provide superior service to our customers in our core markets of aerospace and defense, automotive, data center computing, medical/industrial/instrumentation, and networking. Our customer-oriented culture is designed to achieve extraordinary service, competitive differentiation, and superior execution. Our customer-oriented strategies include engaging in co-development of new products, capturing new technology products for next generation equipment, and continuing investments to enhance our broad offering of PCB and RF/microwave technologies from components through integrated mission systems. We have invested in and employ a diverse group of design engineers and field application engineers (FAEs) to provide technical expertise to our customers with the goal of designing the best product and service solutions for their needs, and to provide ongoing technical support. We believe our ability to anticipate and meet customers’ needs is critical to retaining existing customers and attracting leading companies as new customers.

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

Accelerate customer, end-market, and technology diversification through strategic mergers and acquisitions. We have a history of executing successful acquisitions that have been key to our growth and profitability. Historically, we focused on strategic opportunities that could facilitate our efforts to further diversify into other growing end markets. Now that we have a well-diversified end market mix, our focus is to expand our presence in our existing end markets, particularly aerospace and defense which has long product and program lifetimes. We will also look for strategic opportunities that further strengthen our leading-edge technology capabilities. For example, the acquisition of Anaren in 2018 added critical RF engineering, simulation and integration capabilities, the acquisition of certain assets of i3 Electronics, Inc. (i3) in 2019 allowed us to broaden our technology portfolio for high mix, low volume advanced technology PCBs, and the most recent acquisition of Telephonics in 2022 significantly broadens TTM’s aerospace and defense product offering vertically into highly engineered integrated mission system solutions and horizontally into surveillance and communications markets, while strengthening our position in radar systems.

Accelerate our expansion into growing markets using our advanced technology as a key point of differentiation. With rising requirements for faster data transmission, shrinking features (i.e., lightweight and thin), and lower power consumption, many PCB designs have migrated to more complex HDI PCBs from conventional multi-layer PCB technologies. This trend began with PCBs used in portable devices such as smartphones and other mobile devices but has become an increasing trend in other end markets, such as automotive, networking, medical, and aerospace and defense. As our customers consolidate their supply chains, our objective is to differentiate ourselves as a strategic supplier with the technology breadth to meet most, if not all, of our customers’ PCB and RF related requirements. In the defense industry, there is growing use of electronics, particularly RF/Microwave technologies to develop AESA radars and other integrated mission systems that demonstrate significant performance improvement over traditional systems.

Address customer needs in all stages of the product life cycle. By providing a one-stop solution, we work to service our customers’ needs from the earliest stages of product design and development through volume production. We believe that by servicing our customers early in the development process, we are able to demonstrate our capabilities and establish an incumbent position early in the product development cycle, which translates into additional opportunities as our customers move into volume production. We believe our expertise is enhanced by our ability to deliver highly complex PCBs to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products more quickly and reduce their time to market. We believe we will be able to continue to increase customer engagement with customized RF solutions from the concept stage through volume production, which typically results in intensified customer engagement. Further, by providing complete engineered systems, we are working more closely with the end customer, providing them with a more complete final product which also enhances our early engagement.

Deliver consistently strong financial performance and execute on our balance sheet strategy. We aspire to deliver industry-leading financial performance. We expect to achieve this by servicing our customers’ needs in higher-growth end markets in a cost-efficient and effective manner. We believe that this strategy will allow us to generate strong cash flows, which will provide us with the financial flexibility for continued investments for growth and return of capital to shareholders.

Continuously enhance the elements that make TTM an appealing employer. We aim to attract the right employees to TTM who align with our values and desire growth in their professional careers. We believe our employee engagement model, emphasis on communications and inclusion, commitment to career development and talent, and collaborative culture are the top reasons employees embrace TTM. Our ability to retain valued talent while attracting candidates is paramount to our continued human capital strategy.

Products and Services

We offer a wide range of engineered systems, RF and microwave assemblies, HDI PCBs, flexible PCBs, rigid-flex PCBs, custom assemblies and system integration, IC substrates, passive RF components, advanced ceramic RF components, hi-reliability multi-chip modules, beamforming and switching networks, PCB products, RF components, and backplane/custom assembly solutions, including conventional PCBs. We also offer certain value-added services to support our customers’ needs. These include design-for-manufacturability (DFM), PCB layout design, simulation and testing services, and quick turnaround (QTA) production. For our RF sub-assemblies and components, we provide specialized assembly and RF testing to offer value-added solutions to our customers. By offering this wide range of engineered systems, RF components and sub-systems, PCB products, and complementary value-added services, we are able to provide our customers with a “one-stop” manufacturing solution for their hardware technology and integration requirements. We believe this differentiates us from our competition and enhances our customer relationships. Below we describe our product lines in more detail.

Radar Systems

We provide a wide range of high-performing, lightweight and cost-effective maritime surveillance and weather avoidance radar systems for fixed- and rotary-wing aircraft, Unmanned Aerial Vehicles (UAVs) and shipboard platforms to the U.S. government, tier one OEMs, and numerous international defense agencies. At this time, we are also the sole provider of the US Navy’s AN/APS-153 multi-mode radar on the MH-60R, and the communications suite within the MH-60R/S multi-mission helicopters. Our maritime surveillance radars offer advanced features such as Ground Moving Target Indicator (GMTI), Synthetic Aperture Radar (SAR), Inverse Synthetic Aperture Radar (ISAR), Automatic Identification System (AIS) and weather avoidance. We are developing the next generation multi-mode maritime and over-land surveillance AESA radar known as MOSAIC®.

Surveillance

We are a global leader in Identification Friend or Foe (IFF), Monopulse Secondary Surveillance Radars (MSSR) and Air Traffic Control (ATC) systems enabling military and civilian air traffic controllers to effectively identify aircraft and vehicles as friendly. We provide both equipment and supporting services required to safely and reliably control flight operations. These systems are used by the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, Federal Aviation Administration (FAA), NATO and numerous international defense agencies including those of Japan and South Korea. These systems have been fielded globally in a wide range of ground, air and sea-based applications.

Communications Systems

Our advanced wired and wireless communication systems provide the digital backbone for defense and civil platforms worldwide, including fixed- and rotary-wing aircraft and ground control shelters. These systems are designed to meet stringent customer requirements to support adaptability to special missions and communications protocol requirements. Our vehicle-based intercommunications systems deliver traditional intercom system capabilities while incorporating software-defined features, including an open architecture for integration into vehicle C4 (command, control, communications and computing) systems, networked communications gateways and combat vehicles. Commercial audio products and headsets are utilized worldwide in a wide range of military and civilian applications, including audiometric testing. Our communications systems are fielded within the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines and numerous international defense agencies. These systems are also sold to aerospace manufacturers, commercial airlines and audiometric original equipment manufacturers.

RF and Microwave Assemblies

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

Custom Designed Application Specific Integrated Circuits (ASICs)

Our Telephonics Large Scale Integration (TLSI) group has designed nearly 400 mixed-signal custom Application Specific Integrated Circuits (ASICs) for customers in the automotive, industrial, defense/avionics and smart energy markets. The TLSI organization works with our customers' technical teams, taking complete responsibility for the ASIC development process, from the initial ASIC specification definition through qualification and volume production, to meet the most stringent customer program requirements. Over 10 million of our ASICs are typically shipped every year.

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

Substrate-like PCBs or SLPs

Substrate-like PCBs (SLPs) represent the next evolution of high end HDI PCBs. SLPs are PCBs with even higher interconnect density per unit area than the traditional advanced HDI PCBs described above requiring an even more sophisticated manufacturing technology adapted from IC substrate fabrication with enhancements to the subtractive and additive techniques of traditional PCBs. This enables fine line circuitry (circuit line width and spacing at or less than 0.03 mm). Demand for this type of high-density circuit is continuing to penetrate the markets of more traditional PCBs. In addition, we now offer an alternative approach to building SLP technology in the United States for lower volume, higher mix commercial and aerospace and defense applications.

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

Rigid-flex technology is essential to a broad range of applications including aerospace and defense, industrial and transportation systems requiring high reliability; hand-held and wearable electronics, such as video cameras and music players, where thinness and mechanical articulation are essential; and ultra-miniaturized products such as headsets, medical implants and semiconductor packaging where size and reliability are paramount.

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

•
Prototype production. In the design, testing, and launch phase of a new electronic product, our customers typically require limited quantities of PCBs in a very short period of time. We satisfy this need by manufacturing prototype PCBs in small quantities, with delivery times ranging from as little as 24 hours to ten days.
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
•
Microvias. HDI technology utilizes microvias, which are small vias with diameters generally less than 0.15 mm after plating. Advanced HDI products may also require the microvias to be fully filled using a specialized plating process so that additional microvia structures can be stacked to form more complex interconnections. These microvias consume much less space on the layers they connect, thereby providing for greater wiring densities and flexibility, and also providing closer spacing of components and their attachment pads. The fabrication of PCBs with microvias requires specialized equipment, such as laser drills, and highly developed process knowledge. Higher end applications in both defense and commercial markets employ microvias to obtain a higher degree of functionality from a given surface area.
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

Our Integrated Electronics Manufacturing organization principally designs and manufactures state-of-the-art microwave-based hardware for use in advanced radar systems, advanced jamming systems, missiles and decoys, electronic surveillance systems and satellite and ground-based communication systems. Several core manufacturing technology areas include:

•
Electronic Systems Integration. Assembly and Testing of Radar, Surveillance and Communications Systems which are comprised of Low/High Power, High Reliability modules that interconnect via cables and harnesses, Circuit cards, Flexprint assemblies, backplanes, Illuminated Panels for the purpose of IFF, Intercommunications and Maritime/Overland surveillance. Material is stored using automated retrieval and storage systems. Product is built using both manual and robotic processes including automation for Conformal Coating of CCA’s. Product is tested using Functional Acceptance Testing of Hardware and Software using both Commercial and designed equipment; Environmental Thermal and Stress Screening using both Conventional and Highly Accelerated chambers with profiles typically +70°C/-55°C; Vibration at X/Y/Z axis, DITMCO and Cirrus Chassis Harness Point-to-Point Validation; and Spectrum/Teredyne Functional Circuit card and Module test sets.
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
•
Ceramic Technology. Low Temperature Co-fired Ceramic (LTCC) circuits are well-suited for high performance RF packages for multi-function applications such as transmit-receive modules or other RF integrated modules. We developed proprietary processes to allow for the use of less expensive conductors (Silver vs. traditional Gold) in the LTCC product thus providing significantly lower cost options to our customers. We developed a proprietary etched thick film process resulting in thin film performance at a much-reduced cost. We recently deployed customized equipment to support automated test, visual and electrical inspection, and final tape-and-reel for ceramic resistor products significantly reducing cost and enhancing product quality.

Customers and Markets

Our customers include end-users, OEMs, EMS providers, ODMs and distributors that primarily serve the aerospace and defense, automotive, data center computing, medical/industrial/instrumentation, and networking end markets of the electronics industry. Included in the end markets that our OEM and EMS customers serve is the U.S. government. As a result, we are a supplier, primarily as a subcontractor, to the U.S. government. In addition, we also sell direct to government agencies, both domestic and foreign.

See table in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for the percentage of our net sales in each of the principal end markets we serve.

Sales attributed to OEMs include sales made through EMS providers and ODMs. Although our contractual relationships are often with the EMS or ODM companies, we typically negotiate price and volume requirements directly with the OEMs. In addition, we are on the approved vendor lists of several of our EMS providers. This positions us to participate in business that is awarded at the discretion of the EMS provider.

Our sales and marketing strategy focuses on building long-term relationships with our customers’ engineering and new product introduction personnel early in the product development phase, frequently through strategic account management teams. Traditional build-to-print opportunities involve TTM engineering providing design for manufacture reviews and making recommendations for both manufacturability and cost reductions without impacting specifications. Prototype builds to verify design ensue, along with the early stages of production. As the product then matures from the prototype stage to volume production, we shift our focus to the customers’

procurement departments in order to capture sales at each point in the product’s life cycle. Our design-to-specification capabilities allow us to engage at the onset in the engineering cycle at critical aerospace and defense, automotive, telecommunications, and networking customers as they begin the process of specifying system requirements. At that stage, we support our customers by designing a solution as well as providing early prototyping and test support for that solution. TTM will then meet the ramp to volume production requirements of our customers. Building upon this strategy and moving further vertically along the customer value chain, we also design and manufacture highly-engineered integrated mission systems for aerospace and defense applications.

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

Our North America footprint includes facilities from our PCB and RF&S Components reportable segments with nineteen PCB fabrication and engineered system plants located in California, Colorado, Connecticut, New Hampshire, New York, North Carolina, Ohio, Oregon, Utah, Virginia, Wisconsin, and Ontario, Canada; and one RF component plant located in New York.

Our China footprint includes facilities from our PCB and RF&S Components reportable segments. We have six PCB fabrication plants located in Hong Kong, Huiyang, Dongguan, Guangzhou, Shanghai and Zhongshan, China; and one RF component plant located in Suzhou, China.

We are opening a new highly automated PCB manufacturing facility in Penang, Malaysia. We expect the facility to be operational in late 2023.

For certain risks attendant to our foreign operations, see Item 1A, Risk Factors.

For information regarding credit to customers, see Note 11 of the Notes to Consolidated Financial Statements.

Suppliers

The supply chain for our different product areas is meaningfully different. For PCBs, primary raw materials are copper-clad laminates and chemicals, while for engineered systems, RF components and subsystems, primary raw materials are components such as circuit card assemblies, PCBs, semiconductors, and connectors.

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

The primary raw materials we use in engineered systems, RF components, RF subsystems, backplane assemblies and other PCB assemblies are manufactured components such as PCBs, ceramic and ferrite substrates, connectors, capacitors, resistors, diodes and integrated circuits, many of which are custom made and controlled by our customers’ approved vendors. The more complicated RF subsystems may require us to purchase integrated sub-assemblies and super-components such as RF oscillators, frequency converters, power supplies and microprocessors. These components for backplane assemblies and other PCB assemblies in some cases have limited or sole sources of supply. For example, in some instances, our customers will require us to use a specific component from a particular supplier or require us to use a component provided by the customer itself, in which case we may have a single or limited number of suppliers for these specific components. The backplane assemblies, PCB assemblies and precision metal fabricated chassis and enclosures produced by us may be incorporated into a fully integrated and tested system delivered to our customer. These products often incorporate procured power, thermal, interconnect and mechanical components sourced from the customer directed or our selected suppliers.

Radar, Communication and Surveillance systems use highly sophisticated electronic sub-assemblies including Transmitter and Receiver CCA’s/Modules, Travelling Wave Tube Assemblies, Exciters, Wave Form Generators and Frequency Generators. Many of these systems also require the acquisition of RF antenna arrays, illuminated panel subassemblies, inertial navigation/GPS subassemblies from OEM’s or parts specifically designed for certain applications. The material for these systems come from a variety of sources, including OEMs and Contract Manufacturers, and are often defined by the end customer.

We typically use just-in-time procurement practices to maintain our raw materials inventory at low levels and work closely with our suppliers to obtain technologically advanced raw materials. In addition, we periodically seek alternative supply sources to ensure that we are receiving competitive pricing and service. Certain raw materials, particularly semiconductors continue to be in short supply and are limiting production of some of our engineered systems while other raw materials for PCBs and subassemblies are in adequate supply now. Supply for PCB materials can vary over time depending on supply/demand dynamics for key raw materials such as copper clad laminates. See Item 1A, Risk Factors for more details.

Competition

For PCBs, competitors are mostly based in China and Taiwan. For engineered products such as RF sub-assemblies and systems, we compete with a different set of competitors largely based in the U.S. and Europe. The PCB industry remains fragmented and characterized by intense competition. There are several competitive factors our customers consider when choosing their supplier including, but not limited to, technical capabilities, pricing, service, support, reliability, quality production and location. Our principal PCB and substrate competitors include AT&S (Austria Technologie & Systemtechnik Aktiengesellschaft), Chin-Poon Industrial Co., Ltd., Gold Circuit Electronics Ltd., ISU Petasys Co., Ltd., Sanmina Corporation, Shennan Circuits Co., Ltd., Suzhou Dongshan Precision Manufacturing Co., Ltd., Tripod Technology Corporation, Unimicron Technology Corporation, WUS Printed Circuit Co., Ltd., and Zhen Ding Technology Holding Ltd. Our competition for RF products and engineered systems include BAE Systems plc, Cobham plc, Crane Aerospace & Electronics, Elta Systems Ltd., Hendsolt AG, Mercury Systems, Inc., RN2 Technologies Co., Selex ES (subsidiary of Leonardo S.p.A.), Smiths Group plc, and Thales Group.

We believe that our key competitive strengths include:

Leading global technology solutions manufacturer. We are one of the largest technology solutions manufacturers in North America, one of the largest suppliers to the aerospace and defense industry and have a global sales and manufacturing presence. Historically, we have focused on manufacturing PCBs, but we have been moving further up our customers’ value chain by designing and manufacturing RF sub-assemblies and engineered systems. We are one of the largest and most diversified PCB manufacturers in the world and enjoy significant economies of scale, with net sales of approximately $2.5 billion for fiscal 2022. This scale has helped us invest both organically and inorganically to provide more technology solutions to our customers. The PCB industry is highly fragmented with the top 40 PCB providers comprising approximately 75% of market share based on 2021 revenue, according to Prismark Partners. As our customers consolidate their supply base, we offer the technology breadth and scale to emerge as a preferred partner.

Breadth of technology and products. We offer a wide range of engineered systems, passive RF components, advanced ceramic RF components, hi-reliability multi-chip modules, beamforming and switching networks, integrated circuit (IC) substrates and PCB and RF products, including HDI PCBs, conventional PCBs, flexible PCBs, rigid-flex PCBs, and custom assemblies. We also offer certain value-added services to support our customers’ needs. These include RF design to specification capability, design for manufacturability (DFM), PCB layout design, simulation and testing services, and QTA services. By providing these value-added services to customers, we are able to provide our customers with a “one-stop” technology solution, which we believe enhances our relationships with our customers.

Diversified business model. Our sales are diversified by a well-balanced portfolio of end markets which we serve and by the customers we sell to within those end markets. We believe this diversity reduces our exposure to, and reliance on, any single end market or customer. We enjoy a large and diverse customer base with over 1,500 customers, as well as long-term relationships in excess of ten years with our ten largest customers. Furthermore, for fiscal 2022, our five largest customers were not concentrated in any single end market, but rather represented three of our end markets.

Focused on attractive end markets with a favorable growth outlook and dependence on sophisticated product capabilities. We believe that our global manufacturing footprint and breadth of capabilities enables us to serve multiple key end markets for our technology solutions. The aerospace & defense industry in particular provides an opportunity for us as we combine our traditional market strength in core PCB technology with the advanced technologies and RF capabilities and engineered systems we offer for growing requirements in both traditional and AESA radar systems for defense applications.

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

Leading aerospace and defense supplier. We have passed OEM and government certification processes, and administrative requirements associated with participation in government and commercial aerospace programs. When supplying various departments and agencies of the U.S. government, we are required to maintain facility security clearances under the National Industrial Security Program Operating Manual (NISPOM) and International Traffic in Arms Regulations (ITAR). Along with supply of traditional and RF PCBs, we offer a variety of RF components and sub-assemblies, engineered systems, as well as our engineering services and assembly capabilities which allow us to bring additional value to our customers.

Seasonality

We tend to experience modest seasonal softness in the first and third quarters due to holidays and vacation periods in China and North America, respectively, which limit production leading to stronger revenue levels in the second and fourth quarters.

Intellectual Property

Our intellectual property strategy remains deliberate and aimed at protecting the innovations critical to TTM’s business and the success of our customers and partnerships. We now have a total of more than 150 patents, with approximately 30 pending patent applications. Many of these patents stem from our 2018 acquisition of Anaren, 2019 asset and technology acquisition from i3, and 2022 acquisition of Telephonics. Our PCB business depends on the effectiveness of our fabrication techniques, proprietary PCB structures, and our ability to continually improve our manufacturing processes. We rely on the collective experience of our employees in the manufacturing process to ensure that we continuously evaluate and adopt new technologies available within our industry. In addition, we depend on robust training, recruiting, and retention of our employees, who are required to be knowledgeable in the operation of advanced equipment and complicated manufacturing processes. In regards to our RF products, the vast majority are proprietary and protected or covered by approximately fifty-eight patents and thirteen currently pending patent applications directed towards products for both the wireless infrastructure and aerospace and defense markets.

National Security Matters

A portion of our business consists of manufacturing defense and defense-related items for various departments and agencies of the U.S. government, including the U.S. Department of Defense (DoD), which requires that we maintain facility security clearances under the NISPOM. The NISPOM requires that a corporation with significant foreign ownership maintaining a facility security clearance take steps to prevent foreign control or influence, referred to as “FOCI.” In February of 2023, our Board of Directors passed a Special Board Resolution (SBR), replacing the Special Security Agreement (SSA) that we entered into with the Defense Counterintelligence and Security Agency (DCSA) in 2010. The replacement of the SSA with the SBR is a result of the significantly reduced foreign ownership of TTM. The effective date of the SBR is February 2, 2023. The SBR codifies the maintenance of the Government Security Committee of the Board to oversee our compliance and cybersecurity efforts and to put into place best practices in our facilities in the U.S. and overseas to insure that we maintain robust security practices and policies as we serve the interests of our customers in the Aerospace and Defense market. Our Government Security Committee of our Board of Directors, consists of at least 3 Board members that hold a National Security Clearance. The DCSA will continue to review TTM’s compliance with the terms of the SBR annually at each of TTM’s sites which operate under a U.S. DoD security clearance. In addition, all of TTM’s Board is currently comprised of U.S. citizens and per the terms of the SBR, in the future, no foreign citizen will be allowed to sit on TTM’s Board.

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

The process to manufacture PCBs and our other products requires adherence to city, county, state, federal, and foreign environmental laws and regulations regarding the storage, use, handling, and disposal of chemicals, solid wastes and other hazardous materials, as well as compliance with wastewater and air quality standards. We believe that our facilities in the United States and Canada comply in all material respects with applicable environmental laws and regulations. In China, the government has a history of changing legal requirements with minimal notice. We believe that our facilities in China comply in all material respects with current applicable environmental laws and regulations and have resources in place to maintain compliance to them. The capital expenditure costs expected for environmental improvement initiatives are included in our annual capital expenditure projections.

Human Capital

How we manage and leverage our human capital is essential in executing our strategy. At TTM, we believe a key differentiator is our culture, which has been shaped through considerable thought and energy. Our culture has served us well as we integrate acquired companies and optimize our organizational structures and teams to better serve our customers. The following elements underpin our culture:

•
Vision – Inspire innovation as a global preeminent technology solutions company.
•
Mission – Provide customers with market leading, differentiated solutions and an extraordinary customer experience.
•
The “TTM Values” that apply to all employees are: Integrity, Teamwork, Clear Communication and Performance Excellence.
•
Our people leaders are guided by our “Leadership Principles” which are: Communications, Collaboration, and Career Development.
•
“One TTM” – embodies our collective “team” approach to solving problems, working together, robust collaboration, and proactive communication throughout the organization to better serve our customers.

Commitment to Values and Ethics. The foundation of TTM’s strategic vision is its corporate culture and its way of doing business with integrity, teamwork, clear communication, and performance excellence. We seek to demonstrate the importance we place on these values through our goal setting and performance management process as well as providing ethics training to employees every year.

Along with the TTM Values and our Leadership Principles, we discuss and act in accordance with, and provide annual training for, our Code of Conduct, which outlines our expectations and provides guidance for our employees. Our Code of Conduct includes topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information, and reporting Code of Conduct violations. Our Code of Conduct reinforces the importance of fostering an open, welcoming environment in which all employees have a voice and a confidential outlet to raise concerns regarding potential violations.

Our commitment to our communities is demonstrated through our volunteer efforts, charitable donations, and sponsorships. As an employer, our local sites choose the organizations to affiliate with that best reflect our values.

In 2021, the TTM Board of Directors established the TTM Chair for Community Service Award to recognize one outstanding team for their contributions to the local community during the year. We host the winning external organization along with the TTM employees and executive leaders in an annual awards ceremony. In 2021, we honored the Dana Farber Cancer Fund and in 2022, we selected Long Island Cares – The Harry Chapin Food Bank and made sizable donations to both that coincided with the United Nations Volunteer Day.

Talent Development & Acquisition. Talent development is a collective and continuous effort of all of our people managers. We engage in regular talent reviews to calibrate on performance, potential, development gaps and progress, and to evaluate the depth and strength of our integrated succession plans. Our approach to learning is a continuous one, regardless of experience level or tenure. We extend leadership development programs with individually tailored development plans anchored in dedicated coaching and separate internal mentors. To ensure focus on individual development for growth and readiness for career opportunities, we track the completion of development plans of our employees in the management, technical, and professional career tracks, with over 75% documented plans in 2021. Additionally, we extend competency-based training, sponsor job rotations, and form project teams comprised of emerging talent. We provide tuition reimbursement assistance, as well as a monthly stipend to engineers to pay down student debt. Our global learning management system houses extensive internal content as well as select external materials for all to access. Our annual summer technical internship program in North America and now Asia continues to be a success in evaluating technical talent for full time positions. In 2022, we hosted over 100 interns in our factories around the globe and have extended offers of employment to most. We are designing our third Hi Potential leadership development program for 2023 which is an interactive, immersive program customized for TTM by the Center for Creative Leadership. To develop and ready our operations leaders for General Manager positions, we designed and run an internal Operations Leadership Program.

Diversity, Equity and Inclusion (DEI). Recognizing and respecting our global presence, we strive to maintain a diverse and inclusive workforce that reflects the communities that we serve. Our US workforce is approximately 41% ethnically diverse and comprised of nearly 36% females. In addition, 45% of our US new hires in 2022 identified as underrepresented minorities. As part of our efforts, TTM’s Inclusion Council works collaboratively across the organization to drive our DEI strategy and support key initiatives. The Council’s 30 members have formed four committees: Diversity Candidate Pipelines, Employee Experience, Training & Career

Development, and Branding & Communications. The diversity pipeline team will serve as an advisory body to our Manager of Talent Acquisition Programs who is responsible for diversity, military and university hiring. Our sites actively participate in campus hiring and job fairs throughout the year, supporting various events within each region and driving recruitment campaigns that leverage our social media platforms; this is in addition to specific campaigns dedicated to diversity and veteran hiring. We have also expanded and continue to develop our existing policies and training to address harassment, bullying and the elimination of bias in the workplace. In 2021, we partnered with Morgan State University (A Minority Serving Institution) to extend four TTM scholarships to minority engineering students. We have plans to extend partnerships to additional schools in 2023. We delivered valuable DEI learning sessions to our North America leadership teams in addition to publishing internal magazines that feature employees and their personal stories. Building on our early sessions, we are delivering content on building inclusive teams to all people leaders across the globe.

Employee Engagement & Turnover. We periodically survey our employees and benefit from favorable participation rates to identify and act on specific opportunities to enhance our work environment, improve communications, and strengthen the connection between supervisors and employees. In 2022, we deployed a full-scale engagement survey on 14 engagement drivers with 94% participation rate globally. TTM’s overall engagement survey results indicated High Performing (compared to benchmark) in all 14 drivers, with Culture and Inclusion registering the highest scores. The voice of our employees provide valuable insights on how we invest in people and prioritize specific actions and programs to attract and retain talent. We have shared the results with our employees and gathered additional insights as we develop action plans to address specific areas in 2023.

To further gauge talent attraction and the onboarding experience, we deployed a new hire survey to gather insight into our employee’s experience from the moment they first interact with TTM as a candidate to settling into their first couple of months in their new role.

Our two regional change agent networks (Asia and North America) exist to improve communications from the factory and office floor up to the senior management team. We select several employees within each site who are respected, influential and representative of the employee base to serve as change agents. This network discusses and then communicates the key initiatives within the sites in addition to raising employee concerns. Additionally, these teams prioritize site initiatives around community activities, site improvement projects, recognition programs, and new communication methods.

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

Compensation and Benefits. We continually review our compensation and benefits programs to attempt to ensure we are in line with market conditions. In 2022, we completed a global job alignment and compensation review for all employees. We made significant investment in our employees’ total cash compensation for competitive reasons while outlining career tracks and levels. Our people leaders spoke with each employee to explain the career framework, their compensation, and potential for future jobs. The adjustments we made to base salaries and incentive compensation, coupled with the conversations on career opportunities from managers, have been very well received. Impacts of this project:

•
Established a globally integrated job architecture that is adaptable for future acquisitions;
•
Generated compensation adjustments that, on aggregate, brought us closer to the median across all Job Families in total cash compensation; and
•
Improved our ability to recruit and hire North America talent: 30% applicant flow increase from Q1 2021 to Q2 2022 and overall in 2022, a 43% increase in applicants.

We still conducted our annual performance review cycle and subsequent salary increases separate from the aforementioned market adjustments. In addition to competitive wages, all employees participate in one of our variable incentive programs, which rewards for performance.

We also offer comprehensive benefit plans for eligible employees including mental health, employee assistance program (EAP), telemedicine offerings, several medical and dental plans with qualifying employer-funded health savings accounts, life insurance, specialty programs for diabetes and weight loss, wellness challenges, and an on-site health and physical therapy center at our largest U.S. facility.

Employee Data

As of January 2, 2023, we had approximately 17,800 employees. Of our employees, approximately 16,100 were involved in manufacturing and engineering, approximately 500 worked in sales and marketing, approximately 300 worked in research and development, and approximately 900 worked in accounting, information systems and other support capacities. Of our 6,100 U.S. employees, 55 are represented by unions. In China, approximately 10,700 employees are members of the All-China Federation of Trade

Unions and accordingly are considered to be represented by a labor union. We believe that our relations with both our union and non-union employees are satisfactory.

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

Uncertain global economic conditions have in the past and may in the future adversely impact our business. The current uncertainty in the worldwide economic environment together with other unfavorable changes in economic conditions, such as higher than normal inflation and interest rate increases currently being experienced or implemented by most developed economies, as well as any recession, may negatively impact consumer confidence and spending, ultimately causing our customers to postpone purchases and may ultimately impact our profitability. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets. We could experience period-to-period fluctuations in operating results due to general industry or economic conditions and volatile or uncertain economic conditions can adversely impact our sales and profitability and make it difficult for us to accurately forecast and plan our future business activities. Furthermore, inflationary pressure and increases in interest rates may negatively impact revenue, earnings and demand for our products. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products.

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

On March 11, 2020, the World Health Organization announced that COVID-19 infections had become a pandemic, and on March 13, 2020, the U.S. President announced a National Emergency relating to the disease. Federal, state, and local government responses to COVID-19 and our responses to the outbreak have all, at times, disrupted and will likely continue to disrupt our business. Even as efforts to contain the pandemic have made progress and many restrictions have relaxed, new variants of the virus have arisen globally. At times, variants of COVID-19 have caused a surge in COVID-19 cases, both regionally, such as outbreaks in Mainland China that from time to time in 2020 and continuing through most of the year in 2022 have forced temporary lockdown orders in several cities in which we operate, and globally. The ultimate impact of new variants that have emerged from time to time, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines, and the responses by governmental bodies to impose or reinstate restrictive measures from time to time.

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

Any of the foregoing factors, or other cascading effects that are not currently foreseeable, could materially increase our costs, negatively impact our sales, or damage the Company’s financial condition, results of operations, cash flows and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted because of the sweeping, on-going and uncertain nature of the circumstances involving the COVID-19 pandemic and the differing effects and responses to the pandemic by various governmental entities in the regions and countries in which we operate.

We have pursued and intend to continue to pursue potential divestitures of assets and acquisitions of other businesses and may encounter risks associated with these activities, which could harm our business and operating results. If we are unable to manage our growth effectively, our business, financial condition, and results of operations could be materially adversely affected.

As part of our business strategy, we expect that we will continue to implement and align our strategy by pursuing potential divestitures of assets and acquisitions of businesses, technologies, assets, or product lines that complement or expand our business, such as our acquisition of Gritel Holding Co., Inc. (Gritel) and ISC Farmingdale Corp. in June 2022. Telephonics Corporation is now a wholly-owned subsidiary of TTM by way of our acquisition of Gritel, the Telephonics direct parent company. Risks related to such activities and transactions may include:

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

In February 2022, Russia commenced military hostilities against Ukraine, which has contributed to volatility in the global economy and markets and on-going geopolitical instability and is likely to have further global economic consequences, including on-going disruptions of the global supply chain and energy markets. The effects of the conflict have contributed to significant volatility in credit and capital markets, spikes in energy prices, changes in laws and regulations that may affect our business, sanctions or counter-sanctions and increased cybersecurity threats and concerns. As a result, there is a risk that supplies of our products may be significantly delayed by or may become unavailable as a result of the conflict between Russia and Ukraine affecting us or our suppliers. The conflict may, at times, reduce demand for our products because of reduced global or national economic activity, disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and reduced levels of business and consumer spending. The effects of the conflict between Russia and Ukraine could heighten or exacerbate many of the risk factors described in this Item 1A, Risk Factors, and may adversely affect our business, financial condition, and results of operation.

We have manufacturing facilities and serve customers outside the United States and are subject to the risks characteristic of international operations, including tariffs.

We have significant manufacturing operations in Asia and Canada and sales offices located in Asia and Europe. We continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

In addition, for the year ended January 2, 2023, we generated approximately 54% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

Our business is labor intensive, utilizing large numbers of engineering and manufacturing personnel. There is uncertainty with respect to rising labor costs and on-going labor shortages. Furthermore, labor disputes and strikes based partly on wages have in the past slowed or stopped production by certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to recover in our pricing to our customers could materially adversely affect our business, financial condition, and results of operations. In addition, general labor shortages (which occurred during 2021 and that continued in 2022), a high turnover rate and our difficulty in recruiting and retaining qualified employees at any level of our organization could result in a potential for defects in our products, production disruptions or delays, or the inability to ramp production to meet increased customer orders, resulting in order cancellation or imposition of customer penalties if we are unable to deliver products in a timely manner.

To respond to competitive pressures and customer requirements, we may further expand internationally in lower-cost locations. If we pursue such expansions, we may be required to make additional capital expenditures. For instance, in March 2022 we announced our plans to construct a new plant in Penang, Malaysia, which we project will require approximately $130.0 million in capital expenditures over a three-year period. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek new locations with lower costs and the employee and infrastructure base to support PCB manufacturing and we may lose business in our existing facilities as a result of such potential shifts in the global market. We cannot assure investors that we will realize the anticipated strategic benefits of our international operations, including our new plant, or that our international operations will contribute positively to our operating results.

In North America, we are experiencing wage inflation pressures, as a result of labor shortages, and certain pressures which are also mandated by local and state governments. Further, we are experiencing rising health care costs. While we strive to manage these challenges, there can be no assurance that our efforts will succeed which would result in higher costs and lower profits. The competition for talent and labor in North America and in general is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, which could include increases in wages and benefits necessary to attract and retain high quality employees with the right skill sets, increases triggered by regulatory actions regarding wages, scheduling, and benefits; increases in health care and workers’ compensation insurance costs; and increases in benefits and costs related to the COVID-19 pandemic and its resurgence from time to time. In light of the current challenging labor market conditions, due in part to the on-going effects from COVID-19 pandemic, our wages and benefits programs and any steps we take to increase our wages and benefits, may be insufficient to attract and retain talent at all levels of our organization. Existing labor shortages, and our inability to attract employees to maintain a qualified workforce, could adversely affect our production and our overall business and financial performance.

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

In addition, our industry continues to experience, a shortage of workers. Although we believe this shortage is due, in part, to on-going repercussions of the COVID-19 pandemic, the shortage may prove to be systemic. We rely on maintaining a sufficient workforce at all levels of our organization to design, manufacture and distribute our products. If the labor markets remain tight and we are unable to adequately staff our facilities due to a shortage of qualified workers, our operations and financial performance would likely be adversely affected.

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

To manufacture PCBs, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, gold, copper, and other commodity products, which we order from our suppliers. For Hybrid Microelectronics and RF components, we use various high-performance materials such as Rad Hard & Space active components, Silicon transistors, IGBTs, FETs, Signal & Zener diodes, magnets, inductors, coils, BeO and SiN substrates, as well as ceramics and printed circuit board materials. In the case of backplane assemblies, components include connectors, sheet metal, capacitors, resistors, and diodes, many of which are custom made and controlled by our customers’ approved vendors. For our Radar, Communication and Surveillance systems, we use highly sophisticated electronic assemblies including Transmitter and Receiver CCA’s/Modules, Travelling Wave Tube Assemblies, Exciters, Wave Form Generators and Frequency Generators which are specifically designed for their application.

Our success is due in part to our ability to deliver products timely to our customers, which requires successful planning and logistics infrastructure, including, ordering, transportation and receipt processing, and the ability of suppliers to meet our materials requirements.

Consolidations and restructuring in our supplier base and equipment fabricators related to our raw materials purchases or the manufacturing equipment we use to fabricate our products may result in adverse changes in pricing of materials due to reduction in competition among our raw material suppliers or an elimination or shortage of equipment and spare parts from our manufacturing equipment supply base. Suppliers and equipment manufacturers may be impacted by other events outside our control including macro-economic events, financial instability, environmental occurrences, or supplier interruptions due to fire, natural catastrophes, public health crises or otherwise. Several of these factors, including the on-going COVID-19 pandemic, have contributed to supply chain constraints we continue to experience. As a result, suppliers and equipment manufacturers have extended lead times, limited supplies, and/or increased prices due to capacity constraints and other factors. These have impacted our ability to deliver our products on a timely basis, our inventory levels and cash flow, and could negatively impact our financial results. The severity of the constraints in the supply chain is continuously changing, which creates substantial uncertainties in our business. In addition, in extreme circumstances, the suppliers we purchase from could cease production altogether due to a fire, natural disaster, consolidation or liquidation of their businesses. The supply chain constraints and other factors discussed above may continue to impact our ability to deliver our products on a timely basis, harm our customer relationships and negatively impact our financial results.

In particular, the on-going macroeconomic conditions, including the inflationary environment, have increased the cost of our raw materials and components. If raw material and component prices remain elevated and the cost of the metals that we use to produce our product, especially if the prices of copper, gold, tin, palladium, and other precious metals we use to manufacture our products remain elevated or otherwise continue to increase, it may reduce our gross margins. Should the supply of materials used in the above manufacturing processes become limited, our ability to obtain the quantities necessary to meet our customers’ demand may be impacted which could cause us to encounter reduced revenue levels or price increases which would impact our profit margins. If either of these situations occurs, our financial condition and results of operations could be negatively impacted.

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

In addition, we generally schedule our quick turnaround production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity. If we conclude we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities and lay off some of our employees, such as our decision announced in February 2023 to close certain facilities in Hong Kong and California. Closures or lay-offs could result in our recording restructuring charges such as severance, other exit costs, and asset impairments, as well as potentially causing disruptions in our ability to supply customers. In regards to our recent announcement of the consolidation of our manufacturing footprint and the closure of three manufacturing facilities, if we do not achieve the transfer of the products from the facilities we are closing into other existing facilities or if economic conditions deteriorate, we may not achieve the expected increase in overall profitability as a result of the consolidation.

We have a significant amount of goodwill and other intangible assets on our consolidated balance sheet. If our goodwill or other intangible assets become impaired in the future, we would be required to record a non-cash charge to earnings, which may be material and would also reduce our stockholders’ equity.

As of January 2, 2023, our consolidated balance sheet included $1,048.5 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Sales to EMS companies represented approximately 37%, 38% and 37% of our net sales for the years ended January 2, 2023, January 3, 2022 and December 28, 2020, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers collectively accounted for approximately 33%, 30% and 29% of our net sales for the years ended January 2, 2023, January 3, 2022 and December 28, 2020, respectively, and one customer represented 10% of our net sales for the year ended January 2, 2023. Furthermore, our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

A significant portion of our revenues is derived from products and services that are ultimately sold to the U.S. government by our OEM and EMS customers and is therefore affected by, among other things, the federal government budget process. We supply to defense prime companies, the U.S. government and its agencies, as well as foreign governments and agencies. The contracts between our direct customers and the government end user are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks, such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

For the year ended January 2, 2023, aerospace and defense sales accounted for approximately 35% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and foreign military and defense programs. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 37%, 38% and 37% of our net sales for the years ended January 2, 2023, January 3, 2022 and December 28, 2020, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

Our business, financial condition, and results of operations could be materially adversely affected by climate change initiatives.

Our manufacturing processes require that we purchase significant quantities of energy from third parties, which results in the generation of greenhouse gases, either directly on-site or indirectly at electric utilities. Both domestic and international legislation to address climate change by reducing greenhouse gas emissions could create increases in energy costs and price volatility. Considerable international attention is now focused on development of an international policy framework to guide international action to address climate change. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we report our climate related costs and activities and our customers and suppliers. Such regulations could cause us to incur significant costs to monitor and report, which would have negative impact on our profitability. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect our energy sources and supply choices, as well as increase the cost of energy and raw materials that are derived from sources that generate greenhouse gas emissions.

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

We and some of our competitors have reduced average selling prices in the past. In addition, competitors may reduce their average selling prices faster than our ability to reduce costs, which can also accelerate the rate of decline of our selling prices. When prices decline, we may also be required to write down the value of our inventory. In addition, if we price our products aggressively in response to market conditions, we may not be able to produce products as efficiently as we had planned and could therefore yield lower or no profit from the sale of our products.

If we are unable to adapt our design and production processes in response to rapid technological change and process development, we may not be able to compete effectively.

The markets for our products and manufacturing services are characterized by rapidly changing technology and continual implementation of new designs and production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to design and manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in 2023 in our PCB segment, we expect to continue to make capital expenditures to expand our HDI, RF technology, and other advanced manufacturing capabilities while in our RF&S Components segment, we are designing products that we hope our customers adopt and incorporate into their products. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors. In addition, our failure to adopt and implement technological improvements quickly may cause inefficiencies in our production process as our product yields or quality may decrease, resulting in increased costs, and may lead to customers not adopting our product designs.

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

We have substantial debt and, as a result, we have significant debt service obligations. As of January 2, 2023, we maintain $405.9 million outstanding in a Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus 2.5%, $500.0 million of Senior Notes due 2029 (Senior Notes due 2029) at an interest rate of 4.0%, and $30.0 million outstanding under a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). Subsequent to January 2, 2023, we made an optional debt principal prepayment of $50.0 million for our Term Loan Facility. We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

Our Term Loan Facility and our Asia ABL are subject to interest at a floating rate of LIBOR plus a margin, and as a result, we have exposure to interest rate risk. Certain central banks, such as the U.S. Federal Reserve, effected multiple interest rate increases in 2022 and have signaled that further rate increases are likely to be implemented in 2023. Increases in interest rates increase our cost of borrowing and/or potentially make it more difficult to refinance our existing indebtedness, if necessary. At times, we have sought to reduce our exposure to interest rate fluctuations by entering into interest rate hedging arrangements. Our four-year pay-fixed, receive floating (1-month LIBOR) interest rate swap arrangement ended on June 1, 2022, and we do not currently expect to enter into a new interest rate swap arrangement. As a result, as interest rates increase we will likely need to dedicate more of our cash flow from operations to service our debt obligations. See Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risks appearing in Part II, Item 7a of this Annual Report on Form 10-K for further information.

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

Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and expansion efforts depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain regulatory, competitive, financial, business, and other factors beyond our control. Given that our Asia ABL and our Term Loan Facility matures on June 2024 and September 2024, respectively, we cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.

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

A facility security clearance is required in order to be awarded and perform on classified contracts for the Department of Defense and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the NISPOM, and any other applicable U.S. government industrial security regulations. Further, our Board has adopted a Special Board Resolution (SBR) that has been approved by the Defense Counterintelligence and Security Agency (DCSA) that provides for the Company to adopt certain corporate constructs, policies and procedures.

If we were to violate the terms and requirements of the SBR, the NISPOM, or any other applicable U.S. government industrial security regulations (which may apply to us under the terms of classified contracts), we could lose our security clearance. We cannot be certain that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform on classified contracts and would not be able to enter into new classified contracts, which could materially adversely affect our business, financial condition, and results of operations.

Our operations in China and Hong Kong subject us to risks and uncertainties relating to the laws and regulations of China and Hong Kong and adverse effects of political tensions that arise from time to time with China.

The government of China is adopting evolving policies regarding foreign and domestic trade. No assurance can be given that the government of China will continue to pursue policies that allow for open trade with foreign countries, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time, particularly in light of the trade and travel restrictions that the United States and China have implemented in recent months. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management’s attention. Also, the evolving landscape of the interrelation between China and Hong Kong may have an adverse impact on our operations in Hong Kong and may impact our ability to attract and maintain necessary talent in that area. In addition, though changes in government policies and rules are timely published or communicated, there is usually no indication of the duration of any grace period before which full implementation and compliance will be required. As a result, it is possible that we might operate our business in violation of new rules and policies before full compliance can be achieved. These uncertainties could limit the legal protections available to us and adversely impact our results of operations.

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

The process to manufacture PCBs and our other products requires adherence to city, county, state, federal, and foreign environmental laws and regulations regarding the storage, use, handling, and disposal of chemicals, solid wastes, and other hazardous materials, as well as compliance with wastewater and air quality standards. We rely on our vendors for the transportation and disposal of our solid and hazardous wastes generated by our manufacturing processes. If we are not able to find such services, our ability to conduct our business and our results of operations may be adversely impacted. In China, the government has a history of changing legal requirements with no or minimal notice. We believe that our facilities in China comply in all material respects with current applicable environmental laws and regulations and have resources in place to maintain compliance to them. The capital expenditure costs expected for environmental improvement initiatives are included in our annual capital expenditure projections.

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

Our U.S. entities and certain of our foreign subsidiaries have deferred income tax assets. Based on our forecast for future earnings and analysis, we believe we may not utilize our deferred income tax assets in future periods in the U.S. and certain subsidiaries in foreign jurisdictions and have established a valuation allowance against those deferred tax assets. If our estimates of future earnings and analysis changes, we may change our decisions to have a valuation allowance against our deferred income tax assets, which will result in an increase or decrease to our income tax provision that can impact our results of operations.

Unanticipated changes in our tax rates or in our assessment of the realizability of our deferred income tax assets or exposure to additional income tax liabilities could affect our business, financial condition, and results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and, in the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. Our effective tax rates could be materially adversely affected by changes in the mix of earnings in countries and states with differing statutory tax rates, changes in the valuation of deferred income tax assets and liabilities, changes in tax laws or regulations such as those proposed by the Organization for Economic Co-operation and Development (OECD), as well as other factors. Our tax determinations are regularly subject to audit by tax authorities, and developments in those audits could adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions, which could materially adversely affect our business, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes our headquarters and our principal manufacturing facilities.

U.S. Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Anaheim, CA	PCB	—	96,000	96,000
Chippewa Falls, WI	PCB	—	281,000	281,000
Elizabeth City, NC	PCB	—	47,784	47,784
Farmingdale, NY	PCB	—	171,600	171,600
Forest Grove, OR	PCB	12,774	217,950	230,724
Huntington, NY	PCB	82,440	—	82,440
Littleton, CO	PCB	54,590	63,210	117,800
Logan, UT	PCB	12,000	118,448	130,448
North Jackson, OH	PCB	8,800	85,000	93,800
Salem, NH	PCB	43,700	—	43,700
San Diego, CA	PCB	43,336	—	43,336
San Jose, CA	PCB	42,434	—	42,434
Santa Ana, CA (1)	Headquarters	14,472	—	14,472
Santa Ana, CA	PCB	9,416	82,550	91,966
Santa Clara, CA	PCB	21,966	45,685	67,651
Stafford, CT	PCB	—	126,924	126,924
Stafford Springs, CT	PCB	—	99,579	99,579
Sterling, VA (2)	PCB	100,896	—	100,896
Syracuse, NY (3)	PCB and RF&S Components	37,639	160,000	197,639
Total		484,463	1,595,730	2,080,193

Foreign Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Canada
Toronto	PCB	15,500	99,960	115,460
China
Dongguan	PCB	—	1,069,129	1,069,129
Guangzhou	PCB	—	1,872,800	1,872,800
Hong Kong (1)	Asia Headquarters	—	24,640	24,640
Hong Kong	PCB	—	128,432	128,432
Huiyang	PCB	—	435,485	435,485
Shanghai	PCB	85,745	—	85,745
Suzhou	RF&S Components	68,030	—	68,030
Zhongshan	PCB	—	1,132,760	1,132,760
Total		169,275	4,763,206	4,932,481

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
(3)
Location includes two manufacturing facilities.

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

As of February 27, 2023, there were approximately 268 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq Global Select Market on February 27, 2023 was $13.42.

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from January 1, 2018 to January 2, 2023, the cumulative total stockholder return on our common stock against the cumulative total return of:

•
the Nasdaq Composite Index; and
•
the Dow Jones U.S. Electrical Components & Equipment Index.

The graph assumes $100 was invested in our common stock on January 1, 2018, and an investment in Nasdaq Composite Index and the Dow Jones US Electrical Components & Equipment Index. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTM Technologies, Inc., the Nasdaq Composite Index

and the Dow Jones US Electrical Components & Equipment Index

$250
$200
$150
$100
$50
$0
1/1/18
12/31/18
12/30/19
12/28/20
1/3/22
1/2/23
TTM Technologies, Inc.
NASDAQ Composite
Dow Jones US Electrical Components & Equipment

* $100 invested on January 1, 2018 in stock or index, including reinvestment of dividends.

	1/1/2018	12/31/2018	12/30/2019	12/28/2020	1/3/2022	1/2/2023
TTM Technologies, Inc.	$100.00	$62.09	$94.96	$87.75	$96.62	$96.23
Nasdaq Composite	100.00	97.16	132.81	192.47	235.15	158.65
Dow Jones US Electrical Components & Equipment	100.00	87.73	108.51	131.02	164.23	135.50

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings for capital expenditures, acquisitions, to fund working capital requirements, repay existing debt, and potentially for share repurchases and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends is limited pursuant to covenants contained in our various debt agreements.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition as of January 2, 2023. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under Item 1A of Part I of this report, Risk Factors. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

COMPANY OVERVIEW

We are a leading global manufacturer of technology solutions, including engineered systems, radio frequency (RF) components and RF microwave/microelectronic assemblies, and printed circuit boards (PCB). We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers. This one-stop design, engineering and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial and instrumentation, as well as networking and telecommunications. Our customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors and government agencies.

RECENT DEVELOPMENTS

On February 8, 2023, we announced that we intend to close PCB manufacturing operations in Anaheim and Santa Clara, California, and Hong Kong and to consolidate the business from these impacted sites into our remaining facilities. The plant closures are expected to improve both facility and talent utilization across our footprint resulting in improved profitability. We expect to record between $22.0 million and $28.0 million in separation, asset impairment and disposal costs related to this restructuring, primarily between now and the end of 2023. Approximately 80% of these costs are expected to be in the form of cash expenditures and the rest in the form of non-cash charges.

On December 22, 2022, our land, building, and relevant ancillary assets related to our former Shanghai E-MS (SH E-MS) manufacturing facility was expropriated by the Chinese government for a compensation fee of Renminbi (RMB) 477.6 million ($69.2 million as of January 2, 2023) generating a gain on the sale of $51.8 million. We will receive the proceeds as follows: 50% before March 30, 2023, 40% before June 30, 2023, and 10% before December 30, 2023.

On June 27, 2022, we completed our acquisition of all of the issued and outstanding common stock of Gritel Holding Co., Inc. (Gritel) and ISC Farmingdale Corp. for a total consideration of $298.3 million in cash. At the time of the acquisition, Telephonics Corporation was wholly-owned by Gritel, and as a result of the acquisition, became an indirect, wholly-owned subsidiary of the Company (collectively with ISC Farmingdale Corp., Telephonics). Telephonics is recognized globally as a leading provider of highly sophisticated military intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea, and air applications.

On March 1, 2022, we announced that we are planning to open a new highly automated PCB manufacturing facility in Penang, Malaysia, with operations to commence in late fiscal 2023. During fiscal year 2022, we completed the pilings required for the building and laid the majority of the foundation. We have also received multiple deposits from customers with whom we have signed long-term agreements which we expect can eventually provide a business base for over 70% of the planned capacity in the new building. We expect our total capital expenditures for the facility to be approximately $130.0 million through 2025.

The coronavirus (COVID-19) pandemic initially caused disruption to our operations in China in January 2020. By March 2020, the situation escalated as the scope of the COVID-19 pandemic worsened outside of the Asia-Pacific region, with Europe and North America being affected by the pandemic. We expect continued impacts on our production, as well as on-going significant uncertainty relating to the actual and potential impacts of the COVID-19 pandemic, and we cannot reasonably estimate its duration or severity. For example, during the first quarter of the 2022 fiscal year, an outbreak in Mainland China forced temporary lockdown orders in several cities in which we operate, and, at other times throughout 2022 the Chinese government imposed lockdowns and other restrictions as part of its “zero-COVID” policy. Further, in North America, there was a surge in cases resulting from the Omicron variant from December 2021 through January 2022 which resulted in production inefficiencies caused by a combination of quarantine impacts and direct labor shortages on our overall production. The COVID-19 pandemic along with the conflict between Russia and Ukraine has created and continues to contribute to various global macroeconomic, customer demand, operational and supply chain risks and has contributed to high inflation, labor shortages in North America, and a potential recession, each of which could have a material and adverse impact on our business going forward. See Item 1A, Risk Factors, of Part I above for further information related to the COVID-19 pandemic, conflict between Russia and Ukraine, and macro-economic risks resulting, in part, from the pandemic.

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

FINANCIAL OVERVIEW

Results related to our Mobility business unit are reported as discontinued operations for 2020. See Note 9 of the Notes to Consolidated Financial Statements for further information. Unless otherwise noted, amounts and disclosures throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations.

We use a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Fiscal year 2022 and 2020 were 52 weeks ended on January 2, 2023 and December 28, 2020, respectively. Fiscal year 2021 consisted of 53 weeks ended on January 3, 2022, with the additional week included in the fourth quarter. We estimate the additional week contributed approximately $42.2 million of additional revenue and approximately $2.5 million of additional operating income for the year ended January 3, 2022.

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our five largest customers accounted for 33%, 30% and 29% of our net sales in fiscal years 2022, 2021 and 2020, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we serve for the periods indicated:

	For the Year Ended
End Markets (1)	January 2, 2023	January 3, 2022	December 28, 2020
Aerospace and Defense	35%	33%	36%
Automotive	17	18	15
Data Center Computing (2)	15	14	12
Medical/Industrial/Instrumentation	20	19	18
Networking	13	15	18
Other (3)	—	1	1
Total	100%	100%	100%

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

We derive revenues primarily from the sale of PCBs, engineered systems using customer-supplied engineering and design plans as well as our long-term contracts related to the design and manufacture of highly sophisticated intelligence, surveillance and communications solutions, RF and microwave/microelectronics components, assemblies, and subsystems. Orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Our customers have continuous control of the work in progress and finished goods throughout the PCB and engineered systems manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right of payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. We recognize revenue based on a cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Revenues are recorded proportionally as costs are incurred.

We also manufacture certain components, assemblies, subsystems, and completed systems which service our RF and Specialty Components (RF&S Components) customers and certain aerospace and defense customers. We recognize revenue at a point in time upon transfer of control of the products to our customer. Point in time recognition was determined as our customers do not simultaneously receive or consume the benefits provided by our performance and the asset being manufactured has alternative uses to us.

Net sales consist of gross sales less an allowance for returns, which typically have been approximately 2% of gross sales. We provide our customers a limited right of return for defective PCBs including components, subsystems, and assemblies. We record an estimate for sales returns and allowances at the time of sale based on historical results and anticipated returns.

Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products. Shipping and handling fees and related freight costs and supplies associated with shipping products are also included as a component of cost of goods sold. Many factors affect our gross margin, including capacity utilization, product mix, production volume, supply chain issues, and yield.

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

For PCBs and engineered systems, including pursuant to long-term contracts related to the manufacture of highly sophisticated intelligence, surveillance and communications solutions, components, assemblies and subsystems, orders for products generally correspond to the production schedules of customers and are supported with firm purchase orders. Customers have continuous control of the work in progress and finished goods throughout the PCB and engineered systems manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right to payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. Revenue recognized is based on a cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Revenues are recorded proportionally as costs are incurred.

For revenue recorded on an over time basis, we apply a gross margin estimate to inventory in process of being manufactured for customers to determine how much of a contract asset or contract liability should be recorded at period end. Contract assets totaled $335.8 million and $324.9 million for the years ended January 2, 2023 and January 3, 2022, respectively. $25.0 million of that increase in contract assets is due to the inclusion of Telephonics’ operations commencing on June 27, 2022 and the rest of the increase is primarily due to timing of progress on customer work orders at year-end. In addition, as a result of Telephonics’ operations in the period commencing on June 27, 2022, $7.1 million of contract assets are expected to be collected after one year and included as a component of deposits and other non-current assets on the consolidated balance sheets as of January 2, 2023. We use historical information to estimate the gross margin associated with performance obligations that are satisfied over time. We reevaluate our estimate of gross margins on a quarterly basis. Based on the review of gross margins, we update our estimate to the model as necessary. If our estimates of gross margins are inaccurate, we may recognize too much or too little revenue in a period. While experience has shown that trends in gross margins are not volatile, changes in pricing or cost efficiencies could create significant fluctuations. An increase or decrease of 200 basis points in gross margin estimates would have increased or decreased our contract assets by $3.7 million and $2.7 million, respectively, and decreased or increased our contract liabilities by $4.1 million and $4.8 million, respectively.

In addition, we manufacture components, assemblies, subsystems, and completed systems which service our RF&S Components and certain aerospace and defense customers. We recognize revenue at a point in time upon transfer of control of the products to the customer. Point in time recognition was determined as our customer does not simultaneously receive or consume the benefits provided by our performance and the asset being manufactured has alternative uses to us.

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

In the fourth quarter of 2022, we performed our annual impairment test quantitatively and concluded that goodwill was not impaired. In performing the impairment test, we determined the fair value of our reporting units by using discounted cash flow (DCF) and market analyses. Determining fair value requires us to make judgments about appropriate discount rates, terminal value growth rates and the amount and timing of expected future cash flows. The cash flows employed in the DCF analysis for each reporting unit are based on the reporting unit's budget, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Under the market approach, we use revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting units. For the annual impairment test, the fair value of our PCB and RF&S Components reportable segments exceeded their respective carrying values by 21% and 29%, respectively. Significant assumptions used in the DCF included terminal value growth rates and discount rates that ranged from 3% to 12%. An increase in the discount rate and decrease in the long-term growth rates of 0.5% would result in the fair value of the reporting units exceeding their respective carrying values by 17% to 24%. Given the inherent uncertainty in determining the assumptions underlying a DCF and market analysis, actual results may differ from those used in our valuations. In assessing the reasonableness of the determined fair values, we also reconciled the aggregate determined fair value of the Company to the Company's market capitalization, which, at the date of our annual impairment test, implied a 31% control premium on a normalized basis.

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

Goodwill and intangible assets often represent a significant portion of the assets acquired in a business combination. We recognize the fair value of an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Intangible assets consist primarily of customer relationships and trade names acquired in business combinations. As of January 2, 2023, we have not finalized the determination of fair values allocated to identifiable intangible assets. We used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values assigned to intangible assets.

RESULTS OF OPERATIONS

We operate on a 52 or 53 week year ending on the Monday nearest December 31. Fiscal year 2022 and 2020 were 52 weeks ended on January 2, 2023 and December 28, 2020, respectively. Fiscal year 2021 consisted of 53 weeks ended on January 3, 2022, with the additional week included in the fourth quarter. We estimate the additional week contributed approximately $42.2 million of additional revenue and approximately $2.5 million of additional operating income for the year ended January 3, 2022.

The following table sets forth the relationship of various items to net sales in our consolidated statements of operations:

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	81.6	83.5	83.0
Gross profit	18.4	16.5	17.0
Operating expenses:
Selling and marketing	3.0	2.8	3.0
General and administrative	6.4	5.5	5.8
Research and development	1.0	0.8	1.0
Amortization of definite-lived intangibles	1.5	1.6	1.8
Gain on sale of SH E-MS property	(2.1)	—	—
Restructuring charges	0.2	0.2	0.8
Impairment of goodwill	—	—	3.3
Total operating expenses	10.0	10.9	15.7
Operating income	8.4	5.6	1.3
Other (expense) income:
Interest expense	(1.8)	(2.0)	(3.5)
Loss on extinguishment of debt	—	(0.7)	—
Other, net	0.7	0.2	—
Total other expense, net	(1.1)	(2.5)	(3.5)
Income (loss) from continuing operations before income taxes	7.3	3.1	(2.2)
Income tax (provision) benefit	(3.5)	(0.7)	1.4
Net income (loss) from continuing operations	3.8%	2.4%	(0.8)%

The Telephonics acquisition occurred on June 27, 2022. Accordingly, our fiscal year 2022 only includes Telephonics’ 2022 results of operations since the acquisition date. As of the fourth quarter of 2022, we completed our integration of Telephonics and reassessed our reportable segments, which resulted in the inclusion of Telephonics into our PCB reportable segment.

Net Sales

Total net sales increased $246.3 million, or 11.0%, to $2,495.0 million for the year ended January 2, 2023 from $2,248.7 million for the year ended January 3, 2022. Net sales for the PCB reportable segment increased $251.0 million, or 11.5%, to $2,437.9 million for the year ended January 2, 2023 from $2,186.9 million for the year ended January 3, 2022. This increase in PCB net sales was primarily due to the acquisition of Telephonics in June 2022, which accounted for $125.9 million in net sales for the year ended January 2, 2023 since the date of acquisition, as well as increased demand in our Medical/Industrial/Instrumentation, Data Center Computing, and Automotive end markets. The increase in PCB net sales also benefited from a 15.4% increase in the average price per square foot driven mainly by better product mix, higher pricing and premium revenue, partially offset by a 5.6% decrease in the volume of PCB shipments as compared to the year ended January 3, 2022. Net sales for the RF&S Components reportable segment decreased $1.5 million, or 2.5%, to $57.1 million for the year end January 2, 2023 from $58.6 million for the year ended January 3, 2022. The decrease in RF&S Components net sales was primarily due to lower demand.

Total net sales increased $143.4 million, or 6.8%, to $2,248.7 million for the year ended January 3, 2022 from $2,105.3 million for the year ended December 28, 2020. This increase primarily resulted from an increase in net sales for the PCB reportable segment of $206.0 million, or 10.4%, to $2,186.9 million for the year ended January 3, 2022 from $1,980.9 million for the year ended December 28, 2020. The increase in PCB net sales was primarily due to increased demand in our Automotive, Data Center Computing, and Medical/Industrial/Instrumentation end markets, partially offset by lower demand in our Aerospace and Defense and Networking end markets. Also driving the increase in PCB net sales was an increase in the volume of PCB shipments of 24.3% as compared to the year ended December 28, 2020. The benefit of this volume increase, however, was partially offset by an 11.9% decrease in the average price per square foot. Also contributing to the increase in total net sales was an increase in net sales for the RF&S Components reportable segment of $13.9 million, or 31.2%, to $58.6 million for the year ended January 3, 2022 from $44.7 million for the year ended December 28, 2020. The increase in RF&S Components net sales was primarily due to increased demand in our Networking end market. Partially offsetting the PCB and RF&S Components increases was a $76.5 million reduction in net sales due to the closure of the two plants from our E-M Solutions segment.

For information regarding net sales by country, see Note 17 of the Notes to Consolidated Financial Statements.

Gross Margin

Overall gross margin increased to 18.4% for the year ended January 2, 2023 from 16.5% for the year ended January 3, 2022. The increase in overall gross margin was due to the increase in gross margin for the PCB reportable segment to 18.2% for the year ended January 2, 2023, from 16.3% for the year ended January 3, 2022. This increase was primarily due to better product mix, higher pricing and premium revenue, partially offset by higher labor costs, particularly in North America as we raised wages in the first quarter of 2022 to be more competitive. Gross margin for the RF&S Components reportable segment increased to 62.3% for the year ended January 2, 2023, from 52.6% for the year ended January 3, 2022, primarily due to favorable product mix.

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

Capacity utilization is a key driver for us, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume PCB facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the year ended January 2, 2023 in our Asia and North America PCB facilities was 81% and 43%, respectively, compared to 86% and 51%, respectively, for the year ended January 3, 2022. The decrease in capacity utilization in our Asia PCB facilities was caused by a decline in production volumes while the decrease in our North America PCB facilities was due to the additional plating capacity added in the fiscal year ended January 2, 2023, and direct labor shortages throughout the year in certain regions.

Selling and Marketing Expenses

Selling and marketing expenses increased $12.2 million to $75.2 million for the year ended January 2, 2023 from $63.0 million for the year ended January 3, 2022. As a percentage of net sales, selling and marketing expenses were 3.0% for the year ended January 2, 2023 as compared to 2.8% for the year ended January 3, 2022. The increase in selling and marketing expense was primarily due to $4.8 million of selling and marketing expenses incurred by Telephonics post acquisition and increases in labor costs and commission expense company wide.

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

General and Administrative Expenses

General and administrative expenses increased $33.3 million to $158.2 million, or 6.4% of net sales, for the year ended January 2, 2023 from $124.9 million, or 5.5% of net sales, for the year ended January 3, 2022. The increase in expense was primarily due to $11.5 million of one-time costs incurred in connection with the acquisition of Telephonics on June 27, 2022 and $6.6 million of general and administrative expenses incurred by Telephonics post acquisition. In addition, there were increases in incentive compensation, labor costs, and bad debt. These increases were partially offset by gains on the sale of assets.

General and administrative expenses increased $2.4 million to $124.9 million, or 5.5% of net sales, for the year ended January 3, 2022 from $122.5 million, or 5.8% of net sales, for the year ended December 28, 2020. This increase was primarily due to an increase in labor costs and other general and administrative spending, including increased consulting and legal costs.

Gain on sale of SH E-MS Property

On December 22, 2022, land, building, and relevant ancillary assets related to our former SH E-MS manufacturing facility was expropriated by the Chinese government for a compensation fee of RMB 477.6 million ($69.2 million as of January 2, 2023) and we recorded a gain on the sale of $51.8 million. We will receive the proceeds as follows: 50% before March 30, 2023, 40% before June 30, 2023, and 10% before December 30, 2023.

Impairment of Goodwill

For the year ended December 28, 2020, we recorded a goodwill impairment charge of $69.2 million. See Note 5 of the Notes to Consolidated Financial Statements for further information.

Other Expense

Other expense, net decreased $28.4 million to $27.5 million for the year ended January 2, 2023 from $55.9 million for the year ended January 3, 2022. The decrease in other expense, net was primarily due to:

• an increase in other income of $17.8 million related to the weakening of the Chinese RMB, which we utilize at our China facilities for employee-related expenses, RMB denominated purchases, and other costs of running our operations in China,

• the absence of $15.2 million of loss on extinguishment of debt,

• partially offset by the decrease in other income of $4.1 million related to the change in fair value of warrant liabilities.

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

Income Taxes

Income tax expense increased $72.7 million to $88.3 million for the year ended January 2, 2023 from $15.6 million for the year ended January 3, 2022. The change in income tax from fiscal year 2021 to fiscal year 2022 was primarily due to an increase in the valuation allowance set up against U.S. deferred tax assets, an increase in pre-tax book income, and a gain on the sale of certain assets of our Shanghai E-MS subsidiary.

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

Cash flow provided by operating activities from continuing operations during the year ended January 2, 2023 was $272.9 million as compared to $176.6 million in the same period in fiscal year 2021. The increase in cash flow was primarily due to an increase in net income of $40.2 million from continuing operations and an overall decreased investment in working capital.

Net cash used in investing activities for continuing operations was approximately $395.5 million for the year ended January 2, 2023, primarily reflecting $298.3 million to fund the acquisition of Telephonics, $102.9 million for purchases of property, plant and equipment and other assets, less $6.0 million for proceeds from sale of property, plant and equipment and other assets. Net cash used in investing activities for continuing operations was approximately $84.1 million for the year ended January 3, 2022, primarily reflecting $82.0 million for purchases of property, plant and equipment and other assets, $3.2 million investment in an unconsolidated joint venture, less $1.4 million for proceeds from sale of property, plant and equipment and other assets.

Net cash used in financing activities for continuing operations during the year ended January 2, 2023 was $11.3 million, primarily reflecting repurchases of common stock of $35.4 million, cash used to settle warrants of $0.9 million, less customer deposits of $25.0 million. Net cash used in financing activities for continuing operations during the year ended January 3, 2022 was $7.2 million, primarily reflecting repayment of long-term debt of $425.8 million, repurchases of common stock of $64.7 million, capital equipment financing of $7.5 million, payment of debt issuance costs of $6.0 million, and cash used to settle warrants of $3.2 million, less the proceeds from long-term debt borrowing of $500.0 million.

We received pre-tax proceeds from the sale of the Mobility business unit, net of cash disposed, of $507.5 million during the year ended December 28, 2020, which have been presented in the consolidated statements of cash flows within net cash provided by investing activities from discontinued operations.

As of January 2, 2023, we had cash and cash equivalents of approximately $402.7 million, of which approximately $161.7 million was held by our foreign subsidiaries, primarily in China. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for the repatriation of this cash.

Our 2023 capital expenditure plan is expected to be in the range of $140.0 million to $160.0 million.

Share Repurchases

On February 3, 2021, our board of directors authorized a share repurchase program allowing us to repurchase up to $100.0 million of our common stock. During 2022, we repurchased a total of 2.7 million shares of our common stock for $35.4 million (including commissions). As of January 2, 2023, there are no remaining amounts authorized for repurchase. From its commencement, we repurchased a total of 7.5 million shares of our common stock for $100.0 million under the share repurchase program.

Long-term Debt and Letters of Credit

As of January 2, 2023, we had $929.4 million of outstanding debt, net of discount and debt issuance costs, composed of $495.2 million of Senior Notes due March 2029, $404.2 million of a Term Loan due September 2024, and $30.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL). Subsequent to January 2, 2023, we made an optional debt principal prepayment of $50.0 million on our Term Loan Facility.

Pursuant to the terms of the Term Loan Facility and Senior Notes due 2029, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and share payments. Under the occurrence of certain events, under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of January 2, 2023, we were in compliance with the covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

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

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases as of January 2, 2023.

A summary of our long-term debt obligations as of January 2, 2023 is included in Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our aggregate interest on debt obligations as of January 2, 2023 amounted to $174.1 million, which are expected to be settled as follows: $46.6 million within 1 year, $59.1 million within 1-3 years, $40.0 million within 4-5 years, and $28.4 million after 5 years. For debt obligations based on variable rates, interest rates used are as of January 2, 2023.

Our derivative liabilities of $1.6 million as of January 2, 2023 are expected to be settled within one year.

We also have outstanding firm purchase orders with certain suppliers for the purchase of material and inventory. Orders for standard, or catalog, items can typically be canceled with little or no financial penalty. Our policy regarding non-standard or customized items dictates that such items are only ordered specifically for customers who have contractually assumed liability for the inventory, although exceptions are made to this policy in certain situations. In addition, a substantial portion of catalog items covered by our purchase orders are procured for specific customers based on their purchase orders or a forecast under which the customer has contractually assumed liability for such material. Accordingly, our liability from purchase obligations under these purchase orders is not expected to be significant.

A summary of our lease obligations as of January 2, 2023 is included in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Offset Agreements

Following the acquisition of Telephonics on June 27, 2022, we have and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and our obligations under these agreements may be satisfied through activities that do not require us to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of January 2, 2023, we had outstanding offset agreements of approximately $20.2 million, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event we fail to perform in accordance with contract requirements. Historically, we have not paid any such penalties, and as of January 2, 2023, no such penalties have been paid.

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

On May 15, 2018, we entered into a four-year pay-fixed, receive floating (1-month LIBOR), interest rate swap arrangement with a notional amount of $400.0 million for the period beginning June 1, 2018 and ended on June 1, 2022. During the term of the interest rate swap, we paid a fixed rate of 2.84% against the first interest payments of a portion of our LIBOR-based debt and received floating 1-month LIBOR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. No ineffectiveness was recognized for the year ended January 2, 2023. During the year ended January 2, 2023, the interest rate swap increased interest expense by $4.1 million. Since June 1, 2022, our $400.0 million LIBOR-based variable debt has been more sensitive to fluctuations in interest rates due to the expiration of the interest rate swap arrangement. We currently do not expect to enter into a new interest rate swap arrangement.

See Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of our financing facilities and capital structure. As of January 2, 2023, approximately 53.4% of our debt was based on fixed rates. Based on our borrowings as of January 2, 2023, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $4.4 million.

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

Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. As of January 2, 2023, the notional amount of the foreign exchange contracts was approximately $1.6 million (EUR 1.4 million). There were no foreign exchange contracts as of January 3, 2022. We designated certain of these foreign exchange contracts as cash flow hedges.

Commodity Price Risks

We are exposed to certain commodity risks associated with prices for various raw materials. In particular, we have been experiencing volatility in prices and increasing lead times of copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. This may negatively affect our profitability. CCLs are made from epoxy resin, glass cloth and copper foil, all of which are seeing limited supply and volatility in prices. We only buy a small amount of copper directly. However, copper is a major driver of laminate cost. We are hedging copper as a proxy for hedging laminate. As of January 2, 2023, we had commodity contracts with a notional quantity of 700 metric tonnes each for the periods: (i) beginning October 4, 2022 and ending on January 3, 2023, (ii) beginning January 1, 2023 and ending on March 31, 2023, (iii) beginning April 1, 2023 and ending on June 30, 2023, (iv) beginning July 1, 2023 and ending on September 30, 2023, and (v) beginning October 1, 2023 and ending on December 31, 2023. As of January 2, 2023, the fair value of the commodity contracts was recorded as a liability in the amount of $1.5 million and included as a component of other current liabilities. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Debt Instruments

The table below presents the fiscal calendar maturities of our debt instruments through 2027 and thereafter as of January 2, 2023:

	As of January 2, 2023
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$50,000	$385,879	$—	$—	$—	$—	$435,879	$435,628	6.82%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	430,165	4.00%
Total	$50,000	$385,879	$—	$—	$—	$500,000	$935,879	$865,793

Interest Rate Swap Contracts

Our interest rate swap arrangement ended on June 1, 2022. The table below presents information regarding our interest rate swap for the year ended January 2, 2023:

For the Year Ended January 2, 2023
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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of January 2, 2023 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the supervision of and with the participation of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 2, 2023 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of January 2, 2023.

We acquired Gritel Holding Co., Inc. (Gritel) and ISC Farmingdale Corp. on June 27, 2022. At the time of the acquisition, Telephonics Corporation was wholly-owned by Gritel, and as a result of the acquisition, became an indirect, wholly-owned subsidiary of the Company (collectively with ISC Farmingdale Corp., Telephonics). Management excluded from its evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2023 the acquired entity’s internal control over financial reporting associated with 5.8% of total assets and 5.0% of total net sales included in our consolidated financial statements as of and for the year ended January 2, 2023.

The effectiveness of our internal control over financial reporting as of January 2, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 55 of this Report.

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

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 54 of this Report.

(b) Exhibits

Exhibit Number	Exhibits

2.1	Stock Purchase Agreement between TTM Technologies, Inc. and Anaren Holdings, LLC dated December 1, 2017(20)

2.2	Stock Purchase Agreement, dated as of April 18, 2022, by and among TTM Technologies, Inc., Griffon Corporation, and Exphonics, Inc.(28)

2.4	Equity Interests Purchase Agreement, dated as of January 20, 2020, by and among TTM Technologies, Inc., TTM Technologies China Limited and AKMMeadville Electronics (Xiamen) Co., Ltd.(9)

3.1(a)	Registrant’s Certificate of Incorporation, as amended June 3, 2011(1(a))

3.1(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, dated May 12, 2016(1(b))

3.2	Registrant’s Fifth Amended and Restated Bylaws, as amended August 3, 2021(2)

4.1	Indenture, dated as of May 14, 2008, between the Registrant and American Stock Transfer & Trust Company(3)

4.3	Form of Registrant’s common stock certificate(4)

4.8	Indenture, dated as of December 20, 2013, between the Registrant and American Stock Transfer & Trust Company, LLC(6)

4.10	Description of the Registrant’s Securities(25)

4.11	Indenture dated as of March 10, 2021, by and among the Company, the Guarantors named therein, and Wilmington Trust, National Association, as Trustee(26)

4.12	Form of 4.000% Senior Notes due 2029(27)

4.13	Second Supplemental Indenture dated as of March 9, 2021 by and among the Company, the Guarantors named therein, and Wilmington Trust, National Association, as Trustee(26)

10.13‡	TTM Technologies, Inc. 2014 Incentive Compensation Plan(7)

10.15	Form of Director and Officer Indemnification Agreement, dated December 10, 2014(8)

10.20	Special Security Agreement by and among Tang Hsiang Chien, Su Sih (BVI) Limited, the Registrant and the United States Department of Defense, dated October 19, 2010(10)

10.22‡	Executive and Director Deferred Compensation Plan(11)

10.24	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(6)

10.25	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(6)

10.26	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(6)

10.27	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and RBC Capital Markets, LLC(6)

10.28	Call Option Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(6)

10.29	Warrant Transaction Confirmation, dated as of December 16, 2013, between the Registrant and Deutsche Bank AG, London Branch(6)

10.30	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(12)

10.31	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and JPMorgan Chase Bank, National Association, London Branch(12)

10.32	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(12)

10.33	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and RBC Capital Markets, LLC(12)

10.34	Call Option Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(12)

10.35	Warrant Transaction Confirmation, dated as of January 9, 2014, between the Registrant and Deutsche Bank AG, London Branch(12)

10.40	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(17)

10.41	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(13)

10.42	TTM Technologies, Inc. Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan(17)

10.43	Form of Executive Change in Control Severance Agreement and schedule of agreements(13)

10.44	Facility Agreement, dated May 22, 2015, by and among TTM Technologies Enterprises (HK) Limited, The Hongkong and Shanghai Banking Corporation Limited, and the other parties named therein(14)

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
(28)
Incorporated by reference to the Registrant’s Form 8-K as filed with the Commission on June 27, 2022.

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

Date: March 3, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas T. Edman Thomas T. Edman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2023

/s/ Todd B. Schull Todd B. Schull	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2023

/s/ Rex D. Geveden Rex D. Geveden	Chairman of the Board	March 3, 2023

/s/ Kenton K. Alder Kenton K. Alder	Director	March 3, 2023

/s/ Julie S. England Julie S. England	Director	March 3, 2023

/s/ Philip G. Franklin Philip G. Franklin	Director	March 3, 2023

/s/ Pamela B. Jackson Pamela B. Jackson	Director	March 3, 2023

/s/ Chantel E. Lenard Chantel E. Lenard	Director	March 3, 2023

/s/ John G. Mayer John G. Mayer	Director	March 3, 2023

/s/ Dov S. Zakheim Dov S. Zakheim	Director	March 3, 2023

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TTM Technologies, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the Company) as of January 2, 2023 and January 3, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 2, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2023 and January 3, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Gritel Holding Co., Inc. and ISC Farmingdale Corp. during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2023, Gritel Holding Co., Inc. and ISC Farmingdale Corp.’s internal control over financial reporting associated with total assets of 5.8% and total net sales of 5.0% included in the consolidated financial statements of the Company as of and for the year ended January 2, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Gritel Holding Co., Inc. and ISC Farmingdale Corp.

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

Evaluation of the sufficiency of audit evidence over net sales

As discussed in Note 1 to the consolidated financial statements, the Company recorded approximately $2,495,046 thousand of net sales during the year ended January 2, 2023. Net sales are recognized primarily from the sale of printed circuit boards, engineered systems using customer-supplied engineering and design plans as well as long-term contracts related to the design and manufacture of highly sophisticated intelligence, surveillance and communications solutions, radio-frequency and microwave/microelectronics components, assemblies, and subsystems.

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

Irvine, California

March 3, 2023

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of
	January 2,	January 3,
	2023	2022
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$402,749	$537,678
Accounts receivable, net	473,225	386,347
Contract assets	335,788	324,862
Inventories	170,639	127,612
Receivable from sale of SH E-MS property	69,240	—
Prepaid expenses and other current assets	41,415	30,914
Total current assets	1,493,056	1,407,413
Property, plant and equipment, net	724,204	665,755
Operating lease right-of-use assets	18,862	20,802
Goodwill	760,437	637,324
Definite-lived intangibles, net	288,037	239,918
Deposits and other non-current assets	39,008	54,335
Total assets	$3,323,604	$3,025,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$50,000	$—
Accounts payable	361,788	361,484
Contract liabilities	103,981	14,189
Accrued salaries, wages and benefits	115,524	89,446
Other current liabilities	130,032	93,029
Total current liabilities	761,325	558,148
Long-term debt, net of discount and issuance costs	879,407	927,818
Operating lease liabilities	12,249	15,252
Other long-term liabilities	135,044	68,912
Total long-term liabilities	1,026,700	1,011,982
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 109,598 and 108,194 shares issued as of January 2, 2023 and January 3, 2022, respectively; 102,228 and 103,533 shares outstanding as of January 2, 2023 and January 3, 2022, respectively	110	108
Treasury stock – common stock at cost; 7,370 and 4,661 shares as of January 2, 2023 and January 3, 2022, respectively	(98,659)	(63,807)
Additional paid-in capital	858,077	840,113
Retained earnings	800,841	706,258
Accumulated other comprehensive loss	(24,790)	(27,255)
Total stockholders’ equity	1,535,579	1,455,417
Total liabilities and stockholders' equity	$3,323,604	$3,025,547

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Year Ended
	January 2,	January 3,	December 28,
	2023	2022	2020
	(In thousands, except per share data)
Net sales	$2,495,046	$2,248,740	$2,105,322
Cost of goods sold	2,037,081	1,876,729	1,746,299
Gross profit	457,965	372,011	359,023
Operating expenses:
Selling and marketing	75,182	63,016	63,882
General and administrative	158,180	124,865	122,477
Research and development	24,808	18,146	19,770
Amortization of definite-lived intangibles	37,097	35,748	38,838
Gain on sale of SH E-MS property	(51,804)	—	—
Restructuring charges	4,094	4,245	16,764
Impairment of goodwill	—	—	69,200
Total operating expenses	247,557	246,020	330,931
Operating income	210,408	125,991	28,092
Other (expense) income:
Interest expense	(45,517)	(45,475)	(73,156)
Loss on extinguishment of debt	—	(15,217)	—
Other, net	17,972	4,754	(1,213)
Total other expense, net	(27,545)	(55,938)	(74,369)
Income (loss) from continuing operations before income taxes	182,863	70,053	(46,277)
Income tax (provision) benefit	(88,280)	(15,639)	29,891
Net income (loss) from continuing operations	94,583	54,414	(16,386)
Income from discontinued operations, net of income taxes	—	—	193,921
Net income	$94,583	$54,414	$177,535

Earnings per share:
Basic earnings (loss) per share from continuing operations	$0.93	$0.51	$(0.15)
Basic earnings per share from discontinued operations	—	—	1.82
Basic earnings per share	$0.93	$0.51	$1.67

Diluted earnings (loss) per share from continuing operations	$0.91	$0.50	$(0.15)
Diluted earnings per share from discontinued operations	—	—	1.82
Diluted earnings per share	$0.91	$0.50	$1.67

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

	For the Year Ended
	January 2,	January 3,	December 28,
	2023	2022	2020
	(In thousands)
Net income	$94,583	$54,414	$177,535
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	1,412	2,722	(1,271)
Reclassification adjustment for foreign currency translation	—	—	(346)
Derecognition of foreign currency translation adjustments due to sale of Mobility business unit	—	—	(27,341)
Foreign currency translation adjustments, net	(2,085)	928	1,745
Derecognition of unrealized losses on cash flow hedge due to sale of Mobility business unit	—	—	384
Net unrealized losses on cash flow hedges:
Unrealized loss on effective cash flow hedges during the year, net	(91)	(515)	(8,718)
Loss realized in the statement of operations, net	3,229	8,523	6,720
Net	3,138	8,008	(1,998)
Other comprehensive income (loss), net of tax	2,465	11,658	(28,827)
Comprehensive income, net of tax	$97,048	$66,072	$148,708

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(In thousands)
Balance, December 30, 2019	105,510	$106	—	$—	$814,708	$474,309	$(10,086)	$1,279,037
Net income	—	—	—	—	—	177,535	—	177,535
Other comprehensive loss	—	—	—	—	—	—	(28,827)	(28,827)
Exercise of stock options	20	—	—	—	191	—	—	191
Issuance of common stock for performance-based restricted stock units	187	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	1,053	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	16,073	—	—	16,073
Balance, December 28, 2020	106,770	$107	—	$—	$830,971	$651,844	$(38,913)	$1,444,009
Net income	—	—	—	—	—	54,414	—	54,414
Other comprehensive income	—	—	—	—	—	—	11,658	11,658
Issuance of common stock for performance-based restricted stock units	135	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	1,200	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(4,723)	(64,726)	—	—	—	(64,726)
Fair value of warrants reclassified to warrant liabilities	—	—	—	—	(7,649)	—	—	(7,649)
Issuance of stock from warrant exercises	89	—	62	919	(919)	—	—	—
Stock-based compensation	—	—	—	—	17,711	—	—	17,711
Balance, January 3, 2022	108,194	$108	(4,661)	$(63,807)	$840,113	$706,258	$(27,255)	$1,455,417
Net income	—	—	—	—	—	94,583	—	94,583
Other comprehensive income	—	—	—	—	—	—	2,465	2,465
Issuance of common stock for performance-based restricted stock units	182	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	1,222	2	—	—	(2)	—	—	—
Repurchases of common stock	—	—	(2,747)	(35,424)	—	—	—	(35,424)
Fair value of warrants reclassified to warrant liabilities	—	—	—	—	(987)	—	—	(987)
Issuance of stock from warrant exercises	—	—	38	572	(572)	—	—	—
Stock-based compensation	—	—	—	—	19,525	—	—	19,525
Balance, January 2, 2023	109,598	$110	(7,370)	$(98,659)	$858,077	$800,841	$(24,790)	$1,535,579

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
Cash flows from operating activities:
Net income	$94,583	$54,414	$177,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	91,276	85,942	120,947
Amortization of definite-lived intangible assets	42,631	41,389	45,182
Amortization of debt discount and issuance costs	2,152	2,110	17,451
Loss on extinguishment of debt	—	15,217	—
Deferred income taxes	61,304	9,745	6,653
Stock-based compensation	19,525	17,711	16,073
Gain on sale of SH E-MS property	(51,804)	—	—
Impairment of goodwill	—	—	69,200
Gain on sale of the Mobility business unit	—	—	(237,253)
Other	(5,179)	(9,650)	1,968
Changes in operating assets and liabilities:
Accounts receivable, net	(35,738)	(5,242)	122,547
Contract assets	15,534	(51,606)	(25,093)
Inventories	(4,411)	(11,961)	1,380
Prepaid expenses and other current assets	(15,473)	(5,023)	(3,452)
Accounts payable	(14,804)	40,951	1,210
Contract liabilities	24,530	9,935	416
Accrued salaries, wages and benefits	15,462	(7,822)	7,940
Other liabilities	33,285	(9,478)	(35,528)
Net cash provided by operating activities	272,873	176,632	287,176
Cash flows from investing activities:
Acquisition of Gritel Holding Co., Inc. and ISC Farmingdale Corp.	(298,339)	—	—
Proceeds from sale of the Mobility business unit, net of cash disposed	—	—	507,466
Purchase of property, plant and equipment and other assets	(102,884)	(81,951)	(103,289)
Proceeds from sale of property, plant and equipment and other assets	6,010	1,427	738
Investment in unconsolidated joint venture	—	(3,188)	—
Other	(245)	(431)	(623)
Net cash (used in) provided by investing activities	(395,458)	(84,143)	404,292
Cash flows from financing activities:
Proceeds from borrowings of revolving loan	50,000	—	—
Repayment of revolving loan	(50,000)	—	—
Repurchases of common stock	(35,424)	(64,726)	—
Customer deposits	25,000	—	—
Cash used to settle warrants	(887)	(3,231)	—
Proceeds from long-term debt borrowing	—	500,000	—
Repayment of long-term debt borrowings	—	(425,838)	(649,975)
Payment of debt issuance costs	—	(5,960)	—
Other	—	(7,477)	7,669
Net cash used in financing activities	(11,311)	(7,232)	(642,306)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,033)	856	2,249
Net (decrease) increase in cash and cash equivalents	(134,929)	86,113	51,411
Cash and cash equivalents at beginning of year	537,678	451,565	400,154
Cash and cash equivalents at end of year	$402,749	$537,678	$451,565
Supplemental cash flow information:
Cash paid, net for interest	$42,844	$42,364	$59,209
Cash paid, net for income taxes	4,574	5,211	18,081
Net cash provided by operating activities from discontinued operations	—	—	39,462
Net cash provided by investing activities from discontinued operations	—	—	497,916
Supplemental disclosure of noncash investing and financing activities:
Receivable from sale of SH E-MS property	$69,240	$—	$—
Property, plant and equipment recorded in accounts payable	31,670	33,323	29,002
Issuance of common stock for warrant settlement	589	2,268	—

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

(1)
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

TTM Technologies, Inc. (the Company or TTM) is a leading global manufacturer of technology solutions, including engineered systems, radio frequency (RF) components and RF microwave/microelectronic assemblies, and printed circuit boards (PCB). The Company provides time-to-market and volume production of advanced technology products and offers a one-stop design, engineering and manufacturing solution to customers. This one-stop design, engineering and manufacturing solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

The Company serves a diversified customer base in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial and instrumentation, as well as networking and telecommunications. The Company’s customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors and government agencies.

On January 19, 2020, the Company entered into a definitive equity interests purchase agreement with AKMMeadville Electronics (Xiamen) Co., Ltd (the Purchaser) for the sale that was completed on April 17, 2020 of the following now former Company subsidiaries: Shanghai Kaiser Electronics Co., Ltd. (SKE), Shanghai Meadville Electronics Co., Ltd. (SME), Shanghai Meadville Science & Technology Co., Ltd. (SP) and Guangzhou Meadville Electronics Co., Ltd. (GME) (collectively, the Mobility business unit). In the consolidated statements of operations for 2020, all sales, costs, expenses, income taxes and gain on sale attributable to the Mobility business unit have been aggregated under the caption “Income from discontinued operations, net of income taxes”. See Note 9 for additional information.

The Company operates on a 52 or 53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Fiscal year 2022 and 2020 consisted of 52 weeks ended on January 2, 2023 and December 28, 2020, respectively. Fiscal year 2021 consisted of 53 weeks ended on January 3, 2022, with the additional week included in the fourth quarter. All references to years relate to fiscal years unless otherwise noted.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Due, in part, to the on-going effects of the coronavirus (COVID-19) global pandemic on the Company and the conflict between Russia and Ukraine, the global economy and financial markets have been volatile, and both the pandemic and conflict has contributed to on-going disruptions in global supply chains, labor shortages, high inflation, and a potential recession, and there is a significant amount of uncertainty about the length and severity of the direct and indirect effects of the pandemic and the conflict. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. The actual results the Company experienced may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, the Company’s future result of operations will be affected.

Principles of Consolidation

The consolidated financial statements include the accounts of TTM and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation and Transactions

The functional currency of one of the Company’s subsidiaries is the Chinese Renminbi (RMB). Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income/(loss) in the consolidated statement of stockholders’ equity and the consolidated statement of comprehensive income. Net gains and losses resulting from foreign currency remeasurements and transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $12,756 gain, $5,033 loss and $10,475 loss for the years ended January 2, 2023, January 3, 2022 and December 28, 2020, respectively.

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

The Company’s allowance for doubtful accounts was $2,075, $1,558 and $2,886 as of January 2, 2023, January 3, 2022 and December 28, 2020, respectively.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out or weighted average basis) or net realizable value. Assessments to value the inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or net realizable value of the inventory, are based upon assumptions about future demand and market conditions. As a result of the Company’s assessments, when the net realizable value of inventory is less than the carrying value, the inventory cost is written down to the net realizable value and the write down is recorded as a charge to cost of goods sold.

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

Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income in the period incurred. Depreciation and amortization expense on property, plant and equipment was $91,276, $85,942 and $99,572 for the years ended January 2, 2023, January 3, 2022 and December 28, 2020, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $731, $936 and $1,783 during the years ended January 2, 2023, January 3, 2022 and December 28, 2020, respectively, in connection with various capital projects.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Intangible Assets

Intangible assets include customer relationships, technology, and trade names which are being amortized over their estimated useful lives on a straight-line basis. The estimated useful lives of such intangibles range from 5 years to 13 years.

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

Revenue Recognition

The Company derives revenues primarily from the sale of PCBs, engineered systems using customer-supplied engineering and design plans as well as long-term contracts related to the design and manufacture of highly sophisticated intelligence, surveillance and

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

communications solutions, RF and microwave/microelectronics components, assemblies, and subsystems. In the absence of a sales agreement, the Company’s standard terms and conditions apply. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

Revenue Streams

For PCBs and engineered systems, including pursuant to the Company’s long-term contracts related to the manufacture of highly sophisticated intelligence, surveillance and communications solutions, components, assemblies and subsystems, orders for products generally correspond to the production schedules of the Company’s customers and are supported with firm purchase orders. The Company’s customers have continuous control of the work in progress and finished goods throughout the PCB and engineered systems manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right to payment for work performed to date. As a result, the Company recognizes revenue progressively over time based on the extent of progress towards completion of the performance obligation. Revenue recognized is based on a cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Revenues are recorded proportionally as costs are incurred. For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of January 2, 2023 was $21,632 and the provision is recorded as a reduction to gross margin on the consolidated statements of operations.

In addition, the Company manufactures components, assemblies, subsystems, and completed systems which service its RF&S Components and certain aerospace and defense customers. The Company recognizes revenue at a point in time upon transfer of control of the products to the customer. Point in time recognition was determined as the customer does not simultaneously receive or consume the benefits provided by the Company’s performance and the asset being manufactured has alternative uses to the Company.

Performance Obligations

Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized upon transfer of control of the products to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation as the promise to transfer the individual good or service is not separately identifiable from other promises in the contract and is, therefore, not distinct. As of January 2, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for the Company’s long-term contracts was $375,941. The Company expects to recognize revenue on approximately 49% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months with the remaining amount recognized thereafter. The remaining performance obligations for the Company’s short-term contracts are expected to be recognized within one year.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Transaction Price

The Company provides customers a limited right of return for defective PCBs including components, subsystems and assemblies. Estimates of returns are treated as variable consideration for purposes of determining the transaction price. The Company accrues an estimate for sales returns and allowances progressively over time based on the extent of progress towards completion of the performance obligation using the Company’s judgment based on historical results and anticipated returns. To the extent actual experience varies from its historical experience, revisions to the sales returns and allowances accrual may be required. Sales returns and allowances are recorded as a reduction of revenue and included as a component of other current liabilities on the consolidated balance sheets. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold. Warranty-related services are not considered a separate performance obligation. Incremental warranty costs that are not related to sales returns are recorded in other current liabilities on the consolidated balance sheets and cost of goods sold on the consolidated statements of operations. The following summarizes the activity in the Company’s sales returns and allowances for the years ended January 2, 2023, January 3, 2022 and December 28, 2020:

	For the Year Ended
	January 2,	January 3,	December 28,
	2023	2022	2020
	(In thousands)
Balance at beginning of year	$12,853	$13,015	$12,717
Addition charged as a reduction of sales	2,410	5,635	7,658
Deductions	(2,914)	(5,767)	(7,389)
Effect of foreign currency exchange rates	(30)	(30)	29
Balance at end of year	$12,319	$12,853	$13,015

Contract Balances

Accounts receivable represents the Company’s unconditional right to receive consideration from its customer. Payments are generally due within 90 days or less of invoicing and do not include a significant financing component. To date, there have been no material credit losses on accounts receivable.

A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. Contract assets are transferred to receivables when the entitlement to payment becomes unconditional. Contract assets were $335,788 and $324,862 as of January 2, 2023 and January 3, 2022, respectively, and represent unbilled amounts for work performed to date. Contract assets increased by $24,972 due to the acquisition of Telephonics Corporation on June 27, 2022. In addition, as a result of the acquisition of Telephonics Corporation, $7,096 of contract assets are expected to be collected after one year and included as a component of deposits and other non-current assets on the consolidated balance sheets as of January 2, 2023. There were no contract assets expected to be collected after one year as of January 3, 2022. In 2022, there were no material impairment losses on contract assets.

A contract liability is recognized when the Company has received payment in advance for the future transfer of goods or services. The Company’s contract liabilities are reduced as the contract requirements are fulfilled. Contract liabilities were $103,981 and $14,189 as of January 2, 2023 and January 3, 2022 respectively, and represent customer advances for work yet to be performed. The contract liabilities increased by $52,360 due to the acquisition of Telephonics Corporation on June 27, 2022.

The remaining change in the balances of the Company’s contract assets and liabilities primarily results from timing differences between revenue recognition and customer billings and/or payments.

The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard. All incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Disaggregated Revenue

Revenue from products and services transferred to customers over time and at a point in time accounted for 97% and 3%, respectively, of the Company’s revenue in 2022 and 2021 and 98% and 2%, respectively, of the Company’s revenue in 2020.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	For the Year Ended January 2, 2023
	PCB	RF&S Components	Total
End Markets	(In thousands)
Aerospace and Defense	$862,367	$—	$862,367
Automotive	428,022	—	428,022
Data Center Computing (2)	378,114	34	378,148
Medical/Industrial/Instrumentation	486,088	5,708	491,796
Networking	278,911	52,414	331,325
Other	4,440	(1,052)	3,388
Total	$2,437,942	$57,104	$2,495,046

	For the Year Ended January 3, 2022
	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$727,868	$137	$—	$728,005
Automotive	407,063	—	3,642	410,705
Data Center Computing (2)	323,528	457	—	323,985
Medical/Industrial/Instrumentation	416,504	4,880	25	421,409
Networking	297,569	49,059	1	346,629
Other	14,369	4,050	(412)	18,007
Total	$2,186,901	$58,583	$3,256	$2,248,740

	For the Year Ended December 28, 2020
	PCB	RF&S Components	Other (1)	Total
End Markets	(In thousands)
Aerospace and Defense	$745,050	$189	$646	$745,885
Automotive	269,755	—	49,100	318,855
Cellular Phone	1,341	—	—	1,341
Data Center Computing (2)	258,078	834	124	259,036
Medical/Industrial/Instrumentation	375,106	2,967	9,622	387,695
Networking	308,421	39,160	23,003	370,584
Other	23,167	1,506	(2,747)	21,926
Total	$1,980,918	$44,656	$79,748	$2,105,322

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company expects its earnings attributable to foreign subsidiaries will not be indefinitely reinvested except for certain subsidiaries, and we have established a deferred tax liability for foreign withholding taxes and the estimated federal/state tax impact. For those other companies with earnings currently being reinvested outside of the U.S., no deferred tax liabilities on undistributed earnings are recorded.

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

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In November 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which provides guidance on disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company adopted this ASU and it did not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognizes contract assets acquired and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The ASU is to be applied prospectively to business combinations occurring on or after the effective date of the amendment (or if adopted early as of an interim period, as of the beginning of the fiscal year that includes the interim period of early application). The Company early adopted ASU 2021-08 on April 4, 2022 and did not have an impact on its consolidated financial statements and related disclosures. The new guidance was applied to the acquisition of Gritel Holding Co., Inc. (Gritel), ISC Farmingdale Corp., and Gritel's wholly owned subsidiary, Telephonics Corporation.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of lease expense were as follows:

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
Operating lease cost	$7,751	$7,907	$9,304
Variable lease cost	1,140	798	529
Short-term lease cost	708	338	525
Finance lease costs:
Amortization of right-of-use assets	1,374	538	—
Interest on lease liabilities	392	159	—

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,746	$8,308	$8,865
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	7,896	8,651	10,036
Finance leases	—	15,297	—

Supplemental balance sheet information related to leases was as follows:

		As of
	Balance Sheet Location	January 2, 2023	January 3, 2022
		(In thousands)
Assets:
Operating leases	Operating lease right-of-use assets	$18,862	$20,802
Finance leases	Property, plant and equipment, net	13,384	14,759
Total lease assets		$32,246	$35,561
Liabilities:
Current:
Operating leases	Other current liabilities	$7,368	$6,362
Finance leases	Other current liabilities	736	698
Long-term:
Operating leases	Operating lease liabilities	12,249	15,252
Finance leases	Other long-term liabilities	13,579	14,317
Total lease liabilities		$33,932	$36,629

	As of
	January 2, 2023	January 3, 2022
Weighted average remaining lease term (years):
Operating leases	3.3	3.9
Finance leases	13.6	14.6
Weighted average discount rate:
Operating leases	3.09%	2.56%
Finance leases	2.69%	2.68%

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In thousands)
Less than one year	$7,832	$1,109
1 - 2 years	6,493	1,134
2 - 3 years	3,572	1,145
3 - 4 years	1,608	1,175
4 - 5 years	494	1,197
Thereafter	724	11,459
Total lease payments	20,723	17,219
Less imputed interest	(1,106)	(2,904)
Total	$19,617	$14,315

(1)
Excludes $1,205 of legally binding minimum lease payments for leases signed but not yet commenced.
(3)
Acquisition of Gritel and ISC Farmingdale Corp.

On June 27, 2022, the Company completed its acquisition of all of the issued and outstanding capital stock of Gritel and ISC Farmingdale Corp. for a total consideration of $298,339 in cash. At the time of acquisition, Telephonics Corporation was wholly-owned by Gritel, and as a result of the acquisition, became an indirect, wholly-owned subsidiary of the Company (collectively with ISC Farmingdale Corp., Telephonics).

For the year ended January 2, 2023, bank fees and legal, accounting, and other professional service costs associated with the acquisition of $11,529 have been expensed and recorded as general and administrative expense in the consolidated statements of operations. There were no bank fees or legal, accounting, or other professional service costs associated with the acquisition for the years ended January 3, 2022 and December 28, 2020.

Preliminary Purchase Price Allocation

The purchase price was allocated to tangible and intangible assets acquired, and liabilities assumed based on estimates of fair value at the date of the acquisition, June 27, 2022. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists.

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed. The following summarizes the estimated fair values of net assets acquired:

(In thousands)
Accounts receivable	$51,140
Contract assets	26,460
Inventories	38,616
Prepaid expenses and other current assets	5,605
Property, plant and equipment	69,253
Operating lease right-of-use assets	497
Goodwill	123,113
Identifiable intangible assets	90,750
Non-current deferred tax assets	2,559
Deposits and other non-current assets	3,129
Accounts payable	(16,026)
Contract liabilities	(65,262)
Accrued salaries, wages and benefits	(10,616)
Other current liabilities	(13,134)
Operating lease liabilities	(336)
Other long-term liabilities	(7,409)
Total	$298,339

The areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of identifiable intangible assets, deferred taxes, tax uncertainties, income taxes payable, and goodwill. As such, fair values may change during the allowable

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

measurement period, which is up to the point the Company obtains and analyzes information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. Any subsequent changes to the purchase price allocation during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

Inventories

The Company acquired $38,616 of inventories as a result of the acquisition. Work-in-process inventory was valued at estimated selling prices less costs to complete, costs of disposal and a reasonable profit allowance for the completion and selling effort. Raw materials were valued at estimated replacement cost.

Property, Plant and Equipment

The fair value of property, plant and equipment was determined by utilizing two approaches: the cost and sales comparison approaches, each including management assumptions. Each approach assumes valuation of the property at the property’s highest and best use.

Identifiable Intangible Assets

Acquired identifiable intangible assets include customer relationships and trade names. As of January 2, 2023, the Company had not finalized the determination of fair values allocated to identifiable intangible assets. The Company used publicly available benchmarking information, as well as a variety of other assumptions, including market participant assumptions to determine the preliminary values.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company has integrated Telephonics into the PCB reportable segment. The excess purchase price over the fair value of assets acquired and liabilities assumed has been completely allocated to the PCB reportable segment. The Company believes that the acquisition of Telephonics will strengthen the Company’s differentiated position in the Aerospace and Defense market. The Company believes that these factors support the amount of goodwill recognized as a result of the purchase price paid for Telephonics, in relation to other acquired tangible and intangible assets. The goodwill acquired in the acquisition is not deductible for income tax purposes.

Results of Operations

Included in the consolidated statements of operations are $125,933 and $10,822, excluding intercompany sales, of net sales and pre-tax income for the year ended January 2, 2023, respectively.

Preliminary Pro forma Financial Information (Unaudited)

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

	For the Year Ended
	January 2, 2023	January 3, 2022
	(In thousands, except per share amounts)
Net sales	$2,602,114	$2,506,025
Net income	103,498	57,827
Basic earnings per share	$1.01	$0.54
Diluted earnings per share	$1.00	$0.53

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(4)
Composition of Certain Consolidated Financial Statement Captions

	As of
	January 2, 2023	January 3, 2022
	(In thousands)
Inventories:
Raw materials	$145,561	$114,653
Work-in-process	20,114	9,620
Finished goods	4,964	3,339
	$170,639	$127,612
Property, plant and equipment, net:
Land and land use rights	$76,811	$62,015
Buildings and improvements	443,353	429,344
Machinery and equipment	989,935	891,925
Furniture and fixtures and other	11,327	10,360
Construction-in-progress	27,774	25,554
	1,549,200	1,419,198
Less: Accumulated depreciation	(824,996)	(753,443)
	$724,204	$665,755
Other current liabilities:
Income taxes payable	$28,057	$7,162
Sales return and allowances	12,319	12,853
Interest	9,336	8,741
Accrued facility operating costs	9,081	9,717
Warranty	8,045	1,450
Housing fund	7,440	7,321
Operating leases	7,368	6,362
Accrued professional fees	5,123	3,390
Restructuring	2,513	34
Derivative liabilities	1,622	4,295
Other	39,128	31,704
	$130,032	$93,029
Other long-term liabilities:
Deferred income taxes	$54,268	$28,361
Customer deposits	38,750	—
Finance leases	13,579	14,317
Defined benefit pension plan liability	2,471	5,276
Other	25,976	20,958
	$135,044	$68,912

On December 22, 2022, land, building, and relevant ancillary assets related to the Company’s former Shanghai E-MS (SH E-MS) manufacturing facility was expropriated by the Chinese government for a compensation fee of RMB 477.6 million ($69,240 as of January 2, 2023) generating a gain on the sale of $51,804. The Company will receive the proceeds as follows: 50% before March 30, 2023, 40% before June 30, 2023, and 10% before December 30, 2023.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(5)
Goodwill

As of January 2, 2023 and January 3, 2022, goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
Balance as of January 3, 2022
Goodwill	$700,724	$177,200	$877,924
Accumulated impairment losses	(171,400)	(69,200)	(240,600)
	529,324	108,000	637,324
Goodwill recognized during the year ended January 2, 2023	123,113	—	123,113
Balance as of January 2, 2023
Goodwill	823,837	177,200	1,001,037
Accumulated impairment losses	(171,400)	(69,200)	(240,600)
	$652,437	$108,000	$760,437

Goodwill recognized as a result of the acquisition of Telephonics is not yet finalized as of January 2, 2023. See Note 3 for additional information.

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

During the fourth quarter of 2022, the Company performed its annual goodwill impairment test quantitatively, which was based on a combination of the income approach utilizing discounted cash flow analysis and the market approach, and concluded that the goodwill was not impaired for the Company’s reporting units. The Company will continue to evaluate its goodwill on an annual basis during its fourth fiscal quarter and whenever events or changes in circumstances indicate that there may be a potential impairment.

(6)
Definite-lived Intangibles

As of January 2, 2023 and January 3, 2022, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
January 2, 2023
Customer relationships	$366,071	$(187,560)	$178,511	11.3
Technology	47,650	(24,876)	22,774	9.5
Acquired intangibles from acquisition
Customer relationships	82,500	(3,173)	79,327	13.0
Trade names	8,250	(825)	7,425	5.0
	$504,471	$(216,434)	$288,037

January 3, 2022
Customer relationships	$366,071	$(154,461)	$211,610	11.3
Technology	47,650	(19,342)	28,308	9.5
	$413,721	$(173,803)	$239,918

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $42,631, $41,389 and $44,373 for the years ended January 2, 2023, January 3, 2022 and December 28, 2020, respectively. For the years ended January 2, 2023, January 3, 2022 and December 28, 2020, $5,534, $5,641 and $5,535, respectively, of amortization expense is included in cost of goods sold.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
2023	$44,695
2024	37,513
2025	33,393
2026	33,393
2027	33,178
Thereafter	105,865
$288,037

(7)
Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of January 2, 2023 and January 3, 2022:

	Interest Rate as of January 2, 2023	Principal Outstanding as of January 2, 2023	Interest Rate as of January 3, 2022	Principal Outstanding as of January 3, 2022
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due September 2024	6.89	405,879	2.60	405,879
Asia ABL Revolving Loan due June 2024	5.79	30,000	1.50	30,000
		935,879		935,879
Less: Long-term debt unamortized discount		(392)		(607)
Long-term debt unamortized debt issuance costs		(6,080)		(7,454)
		929,407		927,818
Less: current maturities		(50,000)		—
Long-term debt, less current maturities		$879,407		$927,818

The fiscal calendar maturities of debt through 2027 and thereafter are as follows:

(In thousands)
2023	$50,000
2024	385,879
2025	—
2026	—
2027	—
Thereafter	500,000
$935,879

As of January 2, 2023, the Company was in compliance with the financial covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

Senior Notes due 2029

On March 10, 2021, the Company issued $500,000 of Senior Notes due 2029, which are included in long-term debt and bear interest at a rate of 4.0% per annum. Interest is payable semiannually in arrears on March 1 and September 1 of each year beginning September 1, 2021. The Senior Notes due 2029 will mature on March 1, 2029.

The Company used a portion of the net proceeds from the issuance of the Senior Notes due 2029 during the quarter ended March 29, 2021 to: (i) fund the early retirement of $375,000 Senior Notes due 2025, (ii) fund the repayment of $40,000 then outstanding under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) revolving credit facility (but not terminate the commitments thereunder), and (iii) pay related premiums, fees and expenses. The Company used the remaining net proceeds for general corporate purposes.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

expenses were amortized to interest expense over the term of the Convertible Senior Notes. The Convertible Senior Notes matured and were repaid in cash in the amount of $249,975 on December 15, 2020.

Convertible Note Hedge and Warrant Transaction: In connection with the issuance of the Convertible Senior Notes due 2020, the Company entered into a convertible note hedge and warrant transaction (Call Spread Transaction), with respect to the Company’s common stock. The convertible note hedge consisted of the Company’s option to purchase up to 25,939 common stock shares at a price of $9.64 per share. The hedge could only be executed upon the conversion of the above mentioned Convertible Senior Notes due 2020 and it expired unexercised on December 15, 2020. Additionally, the Company sold equity-classified warrants to purchase 25,940 shares of its common stock at a price of $14.26 per share, which remained outstanding and expired ratably from March 2021 through January 2022. The Call Spread Transaction had no effect on the terms of the Convertible Senior Notes due 2020.

The components of interest expense resulting from the Convertible Senior Notes for the year ended December 28, 2020 were as follows: $4,180 contractual coupon interest, $9,926 amortization of debt discount, and $995 amortization of debt issuance costs.

Term Loan Facility

On April 18, 2018, the Company closed its $600,000 commitment of incremental loans concurrent with the completion of its acquisition of Anaren. At issuance, these incremental loans increased the Company’s existing balance of its Term Loan Facility due 2024 from $348,250 to $948,250. The Term Loan Facility had an outstanding balance of $405,879 as of January 2, 2023, of which $50,000 is included in short-term debt as the Company made an optional debt principal prepayment of $50,000 subsequent to January 2, 2023. The remaining balance of $355,879 is included in long-term debt. The Term Loan Facility was issued at a weighted average discount of 99.7% and bears interest, at the Company’s option, at a floating rate of LIBOR plus an applicable interest margin of 2.5%, or an alternate base rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 1.5%. As of January 2, 2023, the interest rate on the outstanding borrowings under the Term Loan Facility was 6.89%. There is no provision, other than an event of default, for the interest margin to increase. The Term Loan Facility will mature on September 28, 2024. The Term Loan Facility is secured by a significant amount of the domestic assets of the Company and a pledge of 65% of voting stock of the Company’s first tier foreign subsidiaries and is structurally senior to the Company’s Senior Notes due 2029. See Senior Notes due 2029 above.

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

Based on certain parameters defined in the Term Loan Facility, including a First Lien Leverage Ratio, the Company may be required to make an additional principal payment on an annual basis beginning after fiscal year 2018, if the Company’s First Lien Leverage Ratio is greater than 2.0. For 2022, the Company is not required to make an additional principal payment as its First Lien Leverage Ratio was less than 2.0. Any remaining outstanding balance under the Term Loan Facility is due at the maturity date of September 28, 2024.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

65% of the voting stock of the Company’s first tier foreign subsidiaries and are structurally senior to the Company’s Senior Notes due 2029. See Senior Notes due 2029 and Convertible Senior Notes above.

The Asia ABL consists of two tranches comprised of a revolving credit facility for up to $150,000 and a letter of credit facility for up to $100,000, provided that at no time may amounts outstanding under both tranches exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of LIBOR plus 140 basis points. As of January 2, 2023, the interest rate on the outstanding borrowings under the Asia ABL was 5.79%. There is no provision, other than an event of default, for the interest margin to increase. The Asia ABL will mature on June 4, 2024. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes due 2029. See Senior Notes due 2029 above. As of January 2, 2023, $30,000 under the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

As of January 2, 2023, letters of credit in the amount of $15,929 were outstanding under the U.S. ABL and $5,023 were outstanding under the Asia ABL with various maturities through October 2023. Available borrowing capacity under the U.S. ABL and the Asia ABL was $134,071 and $114,977 respectively, which considers letters of credit outstanding as of January 2, 2023.

The Company is required to pay a commitment fee of 0.25% per annum on any unused portion of the U.S. ABL and 0.28% per annum on any unused portion of the Asia ABL. The Company incurred total commitment fees related to unused borrowing availability of $661, $663 and $541 for the years ended January 2, 2023, January 3, 2022 and December 28, 2020, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial and operational covenants, including maintaining minimum fixed charge coverage ratios.

Debt Issuance and Debt Discount

As of January 2, 2023 and January 3, 2022, remaining unamortized debt discount and debt issuance costs for the Senior Notes due 2029 and Term Loan Facility are as follows:

	As of January 2, 2023			As of January 3, 2022
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$4,779	$—	4.18%	$5,444	$—	4.18%
Term Loan due September 2024	1,301	392	4.66	2,010	607	4.66
	$6,080	$392		$7,454	$607

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $792 and $1,355 as of January 2, 2023 and January 3, 2022, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight line method of amortization.

As of January 2, 2023, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 4.6 years.

Loss on Extinguishment of Debt

During the year ended January 3, 2022, the Company recognized losses of $15,217 associated with the premium paid on extinguishment of debt and the write-off of the remaining unamortized debt issuance costs as a result of the repayment of the remaining outstanding balance of the Senior Notes due 2025.
(8)
Income Taxes

The components of income (loss) from continuing operations before income taxes for the years ended January 2, 2023, January 3, 2022 and December 28, 2020 are:

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
United States	$(52,468)	$(28,057)	$(84,582)
Foreign	235,331	98,110	38,305
Income (loss) from continuing operations before income taxes	$182,863	$70,053	$(46,277)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company expects its earnings attributable to foreign subsidiaries will not be indefinitely reinvested, except for certain subsidiaries, and the Company has established a deferred tax liability of approximately $5,586 and $1,526 for the foreign and U.S. federal/state impact, respectively. For those other companies with earnings currently being reinvested outside of the U.S., the undistributed earnings amounted to approximately $60,769 as of January 2, 2023. The determination of the unrecognized deferred tax liability related to these undistributed earnings is approximately $2,654.

The components of income tax (provision) benefit for the years ended January 2, 2023, January 3, 2022 and December 28, 2020 are:

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
Current (provision) benefit:
Federal	$(2,591)	$(1,125)	$(44)
State	(1,812)	547	(4,624)
Foreign	(23,453)	(9,211)	27,902
Total current	(27,856)	(9,789)	23,234
Deferred (provision) benefit:
Federal	(29,093)	2,889	2,446
State	(3,905)	(1,492)	4,498
Foreign	(27,426)	(7,247)	(287)
Total deferred	(60,424)	(5,850)	6,657
Income tax (provision) benefit	$(88,280)	$(15,639)	$29,891

The following is a reconciliation of the provision for income taxes at the statutory federal income tax rate compared to the Company’s provision for income taxes for the years ended January 2, 2023, January 3, 2022 and December 28, 2020:

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
Statutory federal income tax (provision) benefit	$(38,401)	$(14,711)	$9,718
State income taxes, net of federal benefit and state tax credits	1,750	1,815	(2,674)
IRC Section 162(m) limitation	(791)	(725)	(712)
Stock options	(599)	89	(1,298)
Global Intangible Low-Taxed Income	(19,240)	(9,824)	(1,300)
Foreign tax credits	17,343	3,028	—
Permanently reinvested earnings assertion	(2,721)	(1,392)	(1,442)
Foreign tax differential on foreign earnings & other permanent items	1,504	3,917	3,933
Change in valuation allowance	(50,805)	(1,139)	(2,668)
Uncertain tax positions	(85)	(642)	36,936
Federal research and development credits	4,319	3,400	4,250
Goodwill impairment	—	—	(14,532)
Other	(554)	545	(320)
Income tax (provision) benefit	$(88,280)	$(15,639)	$29,891

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax (liabilities) assets as of January 2, 2023 and January 3, 2022 are as follows:

	As of
	January 2, 2023	January 3, 2022
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$33,092	$41,354
Reserves and accruals	60,360	30,944
Interest expense limitation	115	2,826
Unrealized (gain) loss on cash flow hedge	(276)	1,128
Tax credit carryforwards	36,192	38,890
Stock-based compensation	5,076	4,724
Property, plant and equipment	5,983	7,665
Other deferred income tax assets	2,848	707
	143,390	128,238
Less: valuation allowance	(67,173)	(16,541)
	76,217	111,697
Deferred income tax liabilities:
Repatriation of foreign earnings	(7,112)	(4,482)
Property, plant and equipment basis differences	(84,609)	(62,791)
Goodwill and intangible amortization	(31,456)	(33,318)
Other deferred income tax liabilities	(4,882)	(4,203)
Net deferred income tax (liabilities) assets (included in Other long-term liabilities and Deposits and other non-current assets, respectively)	$(51,842)	$6,903

As of January 2, 2023, the Company had the following net operating loss (NOL) carryforwards: $98,257 in the U.S. for federal, $21,831 in various U.S. states, $37,195 in China, and $15,019 in Hong Kong. The U.S. federal NOLs expire in 2028 through 2032, the various U.S. states’ NOLs expire in 2023 through 2042, the China NOLs expire in 2025 through 2032, and the Hong Kong NOLs carryforward indefinitely. Further, the Company’s tax credits were approximately $46,276, of which $5,928 carryforward indefinitely.

In connection with the Company’s acquisition of Viasystems during 2015, there was more than a 50% change in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued there under. As a consequence, the utilization of the remaining Viasystems U.S. NOLs is limited to approximately $9,826 per year and total $98,257.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The Company established a valuation allowance on its U.S. net deferred tax assets in the current year mainly due to cumulative book losses in the U.S. In addition, certain subsidiaries in various tax jurisdictions continue to have NOL carryforwards, which the Company has determined are not more likely than not to be utilized. As a result, a full valuation allowance has been recorded for these subsidiaries as of January 2, 2023. For the remaining net deferred income tax assets, management has determined that it is more likely than not that the results of future operations will generate sufficient income to realize the net deferred tax assets.

The following summarizes the activity in the Company’s valuation allowance for the years ended January 2, 2023, January 3, 2022 and December 28, 2020:

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
Balance at beginning of year	$16,541	$15,322	$14,292
Additions charged to expense	51,748	2,330	3,904
Other reduction charged to expense	(1,116)	(1,111)	(2,874)
Balance at end of year	$67,173	$16,541	$15,322

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Certain entities within China qualified for the high and new technology enterprise (HNTE) status enabling those entities to enjoy certain benefits, which were effective for the years ended January 2, 2023, January 3, 2022 and December 28, 2020. The HNTE status as well as enhanced research and development (R&D) deductions decreased Chinese taxes. HNTE and R&D benefit and effect on earnings per share are as follows:

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands, except per share data)
HNTE and R&D benefits	$13,480	$5,611	$4,235
Basic shares	102,074	106,314	106,366
Diluted shares	103,866	108,153	106,366
Increases earnings per share:
Basic	$0.13	$0.05	$0.04
Diluted	$0.13	$0.05	$0.04

HNTE status expires for certain subsidiaries in 2023, but the Company expects to continue to file for renewal of such HNTE status for the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, is as follows:

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
Balance at beginning of year	$9,442	$7,404	$37,465
Additions based on tax positions related to the current year	820	2,749	839
Additions for tax positions of prior years	—	41	202
Reductions for tax positions of prior years	(72)	(357)	(27,283)
Lapse of statute of limitations	(412)	(395)	(3,819)
Balance at end of year	$9,778	$9,442	$7,404

During the year ended January 2, 2023, the Company increased uncertain tax positions by $336 due to (i) U.S. R&D credit generation in 2022, offset by (ii) release of uncertain tax positions due to states’ statute of limitation expiration.

As of January 2, 2023, and January 3, 2022, the Company recorded unrecognized tax benefits of $776 and $804, respectively, as well as interest and penalties of $1,028 and $1,026, respectively, to current and long-term liabilities. The Company has also recorded unrecognized tax benefits of $9,002 and $8,638 against certain deferred tax assets as of January 2, 2023 and January 3, 2022, respectively. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is $1,804 including interest and penalties. The Company expects its unrecognized tax benefits to decrease by $363 along with related interest of $662 over the next twelve months due to expiring statutes.

As of January 2, 2023, the Company is open for (i) U.S. federal income tax examination for the period from 2020 to 2022 and NOL and credit carryforwards are subject to adjustment for 3 years post utilization, (ii) state and local income tax examination for tax years 2019 to 2022 and NOL and credit carryforwards are subject to adjustment for 4 years post utilization; and (iii) foreign income tax examinations generally for tax years from 2012 to 2022.

(9)
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

On April 18, 2020, the Company entered into a Transition Services Agreement (TSA) with the Purchaser pursuant to which the Purchaser is receiving certain services (the Services) to enable it to operate the Mobility business unit after the closing of the sale of the Mobility business unit. The Services include finance and accounting, human resources, legal and compliance, sales, information technology, and other corporate support services. Under the TSA, the Services were being provided at cost for a period of up to 24 months. In addition, the Company entered into a Manufacturing Supply Agreement with the Purchaser pursuant to which the Purchaser

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

will supply products to a few customers of the Company. There was no material impact of these agreements on the Company’s consolidated financial statements.

Further, on June 29, 2020, the Company entered into a Sales Force Agreement with the Purchaser pursuant to which the Company’s sales representatives assisted the Purchaser in selling PCBs manufactured by the Purchaser to certain customers for a commission for a period up to April 17, 2021. There was no material impact on the Company’s consolidated financial statements.

As the sale of the Company’s Mobility business unit represented a strategic shift that had a major effect on the Company’s operations and financial results, in accordance with the provisions of FASB authoritative guidance on the presentation of financial statements, Mobility business unit results are classified as discontinued operations in the consolidated statements of operations for 2020.

The following table summarizes the results of Mobility operations for fiscal year 2020 prior to sale:

For the Year Ended
December 28,
2020
(In thousands, except per share data)
Net sales	$143,951
Cost of goods sold	136,800
Gross profit	7,151
Operating expenses:
Selling and marketing	1,461
General and administrative	2,317
Research and development	147
Amortization of definite-lived intangibles	809
Restructuring charges	—
Total operating expenses	4,734
Operating income	2,417
Other (expense) income:
Interest expense	(223)
Gain on sale of the Mobility business unit	237,253
Other, net	1,160
Total other income, net	238,190
Income from discontinued operations before income taxes	240,607
Income tax provision	(46,686)
Income from discontinued operations, net of income taxes	$193,921

Earnings per share from discontinued operations:
Basic earnings per share	$1.82
Diluted earnings per share	$1.82

Depreciation expense related to the discontinued operations for the year ended December 28, 2020 was $21,375.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(10)
Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax as of January 2, 2023, January 3, 2022 and December 28, 2020:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of December 28, 2020	$(24,827)	$(2,855)	$(11,231)	$(38,913)
Other comprehensive income (loss) before reclassifications	928	2,722	(515)	3,135
Amounts reclassified from accumulated other comprehensive income	—	—	8,523	8,523
Net year to date other comprehensive loss	928	2,722	8,008	11,658
Ending balance as of January 3, 2022	(23,899)	(133)	(3,223)	(27,255)
Other comprehensive (loss) income before reclassifications	(2,085)	1,412	(91)	(764)
Amounts reclassified from accumulated other comprehensive income	—	—	3,229	3,229
Net year to date other comprehensive (loss) income	(2,085)	1,412	3,138	2,465
Ending balance as of January 2, 2023	$(25,984)	$1,279	$(85)	$(24,790)

(11)
Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of January 2, 2023, there was one customer that accounted for 11% of the Company’s accounts receivable. There were no customers that accounted for 10% or more of accounts receivable as of January 3, 2022.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For each of the years ended January 2, 2023 and January 3, 2022, one customer accounted for approximately 10% of the Company’s net sales. For the year ended December 28, 2020, one customer accounted for approximately 11% of the Company’s net sales.

(12)
Fair Value Measures

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The carrying amount and estimated fair value of the Company’s financial instruments as of January 2, 2023 and January 3, 2022 were as follows:

	As of		As of
	January 2, 2023		January 3, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$—	$—	$297	$297
Derivative liabilities, current	1,622	1,622	4,295	4,295
Senior Notes due March 2029	495,221	430,165	494,556	498,200
Term Loan due September 2024	404,186	405,628	403,262	406,135
ABL Revolving Loans	30,000	30,000	30,000	30,000

The fair value of the derivative instruments was determined using pricing models developed based on the LIBOR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of January 2, 2023 and January 3, 2022, which are considered Level 2 inputs.

The fair value of plan assets in the defined benefit plan of $21,637 and $26,278 as of January 2, 2023 and January 3, 2022, respectively, were not included in the table above and was estimated based on quoted market prices of the securities that are actively traded and price quotes that are readily available, which are considered Level 1 inputs. See Note 15 for further details of the plan assets measured at fair value in the defined benefit plan.

As of January 2, 2023 and January 3, 2022, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of January 2, 2023 consisted of $241,041 held in the U.S., with the remaining $161,708 held by foreign subsidiaries.

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

(13)
Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of January 2, 2023 and January 3, 2022. However, these amounts are not material to the consolidated financial statements of the Company.

Offset Agreements

Following the acquisition of Telephonics on June 27, 2022, the Company has and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and the Company’s obligations under these agreements may be satisfied through activities that do not require the Company to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for activities such as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of January 2, 2023, the Company had outstanding offset agreements of approximately $20,169, some of which extend through 2028. Offset programs usually extend over

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

several years and in some cases provide for penalties in the event the Company fails to perform in accordance with contract requirements. Historically, the Company has not paid any such penalties, and as of January 2, 2023, no such penalties have been paid.

(14)
Stock-Based Compensation

Incentive Compensation Plan

The Company maintains a 2014 Incentive Compensation Plan (the Plan), which, with subsequent amendments, allows for issuance of up to 15,788 shares through its expiration date in February 2024.

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

As of January 2, 2023, 727 PRUs, 3,658 RSUs and 60 stock options were outstanding under the Plan. Included in the 727 PRUs outstanding as of January 2, 2023 are 336 vested but not yet released. Included in the 3,658 RSUs outstanding as of January 2, 2023 are 594 vested but not yet released RSUs associated with non-employee directors. These RSUs vest over one year with release of the underlying shares of common stock deferred until retirement from the board of directors, (or until one year after retirement in the case of certain prior grants).

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

The TSR modifier is intended to ensure that there are limited or no payouts under the PRU program if the Company’s stock performance is significantly below the median TSR of a group of peer companies selected by the Company’s compensation committee over the three-year performance period. Where the annual financial goals have been met and where there has been strong relative TSR performance over the three-year performance period, the PRU program may provide substantial rewards to participants with a maximum payout of 2.4 times the initial PRU award. However, even if all of the annual financial metric goals are achieved in each of the three years, there will be no payouts if the Company’s stock performance is below that of the 10th percentile of the group of peer companies selected by the Company’s compensation committee.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the annual financial performance goals to be achieved. As of January 2, 2023, management determined that vesting of the PRU awards was probable. PRU activity for the year ended January 2, 2023 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding shares as of January 3, 2022	326	$15.41
Granted	327	15.02
Vested	(336)	14.79
Forfeited / cancelled	(4)	15.79
Change in units due to annual performance achievement	78	15.08
Outstanding shares as of January 2, 2023	391	$15.55

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. For the years ended January 2, 2023, January 3, 2022 and December 28, 2020, the following assumptions were used in determining the fair value:

	For the Year Ended
	January 2, 2023 (1)	January 3, 2022 (2)	December 28, 2020 (3)
Weighted-average fair value	$15.02	$14.23	$10.57
Risk-free interest rate	1.44%	0.18%	0.18%
Dividend yield	—	—	—
Expected volatility	30%	47%	49%

(1)
Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2020, the second year of the three-year performance period applicable to PRUs granted in 2021 and the first year of the three-year performance period applicable to PRUs granted in 2022.
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

Restricted Stock Units

RSU activity for the year ended January 2, 2023 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested RSUs outstanding as of January 3, 2022	2,597	$12.70
Granted	1,931	12.72
Vested	(1,287)	12.05
Forfeited	(178)	12.75
Non-vested RSUs outstanding as of January 2, 2023	3,063	$12.96
Vested and expected to vest through 2025 as of January 2, 2023	3,658	$12.72

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The weighted average fair value per unit of RSUs granted was $12.72, $14.40 and $11.20 for the years ended January 2, 2023, January 3, 2022 and December 28, 2020, respectively. The total fair value of RSUs vested for the years ended January 2, 2023, January 3, 2022 and December 28, 2020 was $15,510, $17,185 and $13,093, respectively.

Stock Options

As of January 2, 2023, stock options outstanding was 60. This is not material to the consolidated financial statements of the Company.

Stock-based Compensation Expense and Unrecognized Compensation Costs

For the years ended January 2, 2023, January 3, 2022 and December 28, 2020, the amounts recognized in the consolidated statements of operations with respect to the stock-based compensation plan are as follows:

	For the Year Ended
	January 2,	January 3,	December 28,
	2023	2022	2020
	(In thousands)
Cost of goods sold	$5,846	$4,714	$3,889
Selling and marketing	2,749	2,540	1,919
General and administrative	9,808	9,718	10,083
Research and development	1,122	739	182
Stock-based compensation expense recognized	$19,525	$17,711	$16,073

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of total unrecognized compensation costs as of January 2, 2023:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$29,657	1.4
PRU awards	2,435	1.7
Stock options	—	—
	$32,092

(15)
Employee Benefit Plans, Deferred Compensation Plan and Retirement Benefit Plan

As of January 2, 2023, the Company has several defined contribution plans. In North America, the Company has savings plans (the Savings Plans) in which eligible full-time employees can participate and contribute a percentage of compensation subject to the maximum allowed by the tax agencies. The Savings Plans provides for a partial match by the Company. In China, the Company contributes to either separate trust-administered funds or various government-sponsored pension plans on a mandatory basis. For all defined contribution plans, the Company has no further payment obligation once the required contributions have been made. The Company recorded contributions to defined contribution plans of $36,385, $29,464 and $23,146 during the years ended January 2, 2023, January 3, 2022 and December 28, 2020, respectively.

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

As of January 2, 2023 and January 3, 2022, the funded status of the accumulated benefit obligation was 90% and 83%, respectively. The Company does not expect to fund a minimum required contribution during fiscal year 2023.

The following tables set forth the changes in benefit obligation and the plan assets in the defined benefit plan described above for the years ended January 2, 2023, January 3, 2022 and December 28, 2020:

	For the Year Ended
Change in Benefit Obligations	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
Benefit obligation at beginning of year	$(31,554)	$(33,470)	$(30,600)
Interest cost	(803)	(722)	(907)
Actuarial gain (loss)	7,033	1,304	(3,146)
Benefits paid	1,216	1,334	1,183
Benefit obligation at end of year	$(24,108)	$(31,554)	$(33,470)
Accumulated benefit obligation at end of year	$24,108	$31,554	$33,470

	For the Year Ended
Change in Plan Assets	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
Fair value of plan assets at beginning of year	$26,278	$23,484	$21,287
Actual return on plan assets	(3,760)	3,526	2,704
Employer contributions	335	602	676
Benefits paid	(1,216)	(1,334)	(1,183)
Fair value of plan assets at end of year	$21,637	$26,278	$23,484
Unfunded status	$(2,471)	$(5,276)	$(9,986)
Net amount recognized	$(2,471)	$(5,276)	$(9,986)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Amounts before income tax effect recognized in the consolidated balance sheets consists of the following:

	As of
	January 2, 2023	January 3, 2022
	(In thousands)
Other long-term liabilities	$(2,471)	$(5,276)
Net amount recognized	$(2,471)	$(5,276)

Amounts before income tax effect included in accumulated other comprehensive loss as of January 2, 2023 and
January 3, 2022 are as follows:

	January 2, 2023	January 3, 2022
	(In thousands)
Net actuarial gain (loss)	$1,616	$(238)
Accumulated other comprehensive gain (loss)	$1,616	$(238)

The net actuarial gain during the year ended January 2, 2023 was primarily driven by a decrease in liabilities due to a higher assumed discount rate.

The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive loss for the years ended January 2, 2023, January 3, 2022 and December 28, 2020 are as follows:

	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
Interest cost	$803	$722	$907
Expected return on plan assets	(1,419)	(1,279)	(1,272)
Amortization of net actuarial loss	—	23	—
Net periodic benefit cost	$(616)	$(534)	$(365)

The weighted-average assumptions used to determine benefit obligations for this plan as of January 2, 2023, January 3, 2022 and December 28, 2020 are as follows:

	January 2, 2023	January 3, 2022	December 28, 2020
Discount rate	4.94%	2.60%	2.20%
Expected return on plan assets	5.50	5.50	5.50

The Company determines the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rating of Moody's AA Corporate and with maturities that are consistent with the projected future cash flow obligations.

The weighted-average assumptions used to determine net periodic benefit cost for the years ended January 2, 2023, January 3, 2022 and December 28, 2020 are as follows:

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
Discount rate	2.60%	2.20%	3.02%
Expected return on plan assets	5.50	5.50	6.00

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

target allocation having 29% of assets invested in large-cap stocks, 11% in mid-cap stocks, 11% in small-cap stocks, 11% in international stocks, 34% in the broad bond market, and 3% in the real estate market, with little or none invested in cash. Both the investment allocation and the plan performance are reviewed periodically.

The target allocation for 2023 and the plan asset allocation at the end of 2022 and 2021, in percentages, by asset category are as follows:

	Target Allocation 2023	January 2, 2023	January 3, 2022
Equity securities (1)	65%	66%	67%
Debt securities (2)	34	33	32
Cash and cash equivalents (3)	1	1	1
Total	100%	100%	100%

The following table summarizes plan assets measured at fair value as of January 2, 2023 and January 3, 2022:

	As of
	January 2, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity securities (1)	$14,221	$14,221	$—	$—
Debt securities (2)	7,208	7,208	—	—
Cash and cash equivalents (3)	208	208	—	—
Total	$21,637	$21,637	$—	$—

	As of
	January 3, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity securities (1)	$17,661	$17,661	$—	$—
Debt securities (2)	8,290	8,290	—	—
Cash and cash equivalents (3)	327	327	—	—
Total	$26,278	$26,278	$—	$—

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
(3)
Cash and cash equivalents include short-term U.S. government investment notes, short-term money market mutual funds, accrued income and cash held on account. Cash held on account and short-term U.S. government investment notes (including accrued income thereon) for which there is an active market and daily pricing for the security are categorized as Level 1 investments.

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

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In thousands)
2023	$1,462
2024	1,554
2025	1,613
2026	1,662
2027	1,689
Years 2028 through 2032	8,796

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(16)
Preferred Stock

The board of directors has the authority, without action by stockholders, to designate and issue preferred stock in one or more series. The board of directors may also designate the rights, preferences and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of January 2, 2023, no shares of preferred stock were outstanding.

(17)
Segment Information

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources. As of the fourth quarter of 2022, the Company reassessed its reportable segments, which resulted in the inclusion of Telephonics into the PCB reportable segment. On April 29, 2020, the Company announced the restructuring of its E-M Solutions business unit. In prior periods, the Company’s E-M Solutions business unit consisted of three Chinese manufacturing facilities with two being in Shanghai (SH BPA and SH E-MS) and one in Shenzhen (SZ). The Company closed the SH E-MS and SZ facilities at the end of 2020 and integrated the SH BPA facility into its PCB operations. As of March 29, 2021, E-M Solutions no longer met the criteria for segment reporting. As a result of the restructuring of the E-M Solutions business unit, certain prior year amounts have been reclassified to conform to this new presentation. The PCB reportable segment consists of eighteen domestic system, sub-system, and PCB plants; six PCB fabrication plants in China; and one in Canada. The RF&S Components reportable segment consists of one domestic RF component plant and one RF component plant in China.

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

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
Net Sales:
PCB	$2,437,942	$2,186,901	$1,980,918
RF&S Components	57,104	58,583	44,656
Other (1)	—	3,256	79,748
Total net sales	$2,495,046	$2,248,740	$2,105,322
Operating Segment Income:
PCB	$317,316	$262,442	$266,319
RF&S Components	23,534	22,035	(56,671)
Corporate and Other (1)	(87,811)	(117,097)	(137,183)
Total operating segment income	253,039	167,380	72,465
Amortization of definite-lived intangibles (2)	(42,631)	(41,389)	(44,373)
Total operating income	210,408	125,991	28,092
Total other expense, net	(27,545)	(55,938)	(74,369)
Income (loss) before income taxes	$182,863	$70,053	$(46,277)

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands)
Depreciation Expense:
PCB	$82,760	$76,380	$79,737
RF&S Components	1,798	1,671	1,742
Corporate and Other (1)	6,718	7,891	18,093
Total depreciation expense	$91,276	$85,942	$99,572

Capital Expenditures:
PCB	$90,784	$74,028	$64,895
RF&S Components	2,279	1,604	1,514
Corporate and Other (1)	4,345	6,735	5,916
Total capital expenditures	$97,408	$82,367	$72,325

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	As of
	January 2, 2023	January 3, 2022
	(In thousands)
Segment Assets:
PCB	$1,890,723	$1,655,401
RF&S Components	202,619	216,737
Corporate and Other (1)	1,230,262	1,153,409
Total assets	$3,323,604	$3,025,547

(1)
Other represents results from the now closed SH E-MS and SZ facilities. For the year ended January 2, 2023, operating segment income includes the gain on sale of property occupied by the Company’s former SH E-MS entity of $51,804.
(2)
Amortization of definite-lived intangibles primarily relates to the PCB and RF&S Components reportable segments. For the years ended January 2, 2023, January 3, 2022 and December 28, 2020, $5,534, $5,641 and $5,535, respectively, of amortization expense is included in cost of goods sold.

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

The Company markets and sells its products in approximately 60 countries. Other than in the United States and China, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales and long-lived assets are as follows:

	2022		2021		2020
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
	(In thousands)
United States	$1,224,334	$1,363,754	$1,049,590	$1,131,663	$1,086,440	$1,154,218
China	274,309	374,474	327,435	382,580	334,462	387,627
Other	996,403	34,450	871,715	28,754	684,420	27,221
Total	$2,495,046	$1,772,678	$2,248,740	$1,542,997	$2,105,322	$1,569,066

Net sales are attributed to countries by country invoiced.

(18)
Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share from continuing operations for the years ended January 2, 2023, January 3, 2022 and December 28, 2020:

	For the Year Ended
	January 2, 2023	January 3, 2022	December 28, 2020
	(In thousands, except per share amounts)
Net income (loss) from continuing operations	$94,583	$54,414	$(16,386)

Basic weighted average shares	102,074	106,314	106,366
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	1,791	1,639	—
Dilutive effect of outstanding warrants	1	200	—
Diluted shares	103,866	108,153	106,366
Earnings (loss) per share:
Basic	$0.93	$0.51	$(0.15)
Diluted	$0.91	$0.50	$(0.15)

For the years ended January 2, 2023, January 3, 2022 and December 28, 2020, PRUs, RSUs and stock options to purchase 535, 895 and 433 shares of common stock, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met, and for RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common stock during the applicable year and, as a result, the impact would be anti-dilutive.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

There were warrants sold to purchase 707 and 25,940 shares of the Company’s common stock for the year ended January 3, 2022 and December 28, 2020, respectively.

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

(19)
Share Repurchase Program

On February 3, 2021, the Company announced that its Board of Directors authorized and approved a share repurchase program. Under the program, the Company was authorized to repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through February 3, 2023. The program permitted the Company to repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. In addition, the Company adopted a trading plan in accordance with Rule 10b5-1 of the Exchange Act to facilitate certain purchases effected under the share repurchase program. The timing, manner, price and amount of any repurchases were determined at the Company’s discretion. The repurchase program did not obligate the Company to acquire any specific number of shares.

During the year ended January 2, 2023, the Company repurchased a total of 2,747 shares of common stock for a total cost of $35,424 (including commissions). As of January 2, 2023, there are no amounts authorized for repurchase.

(20)
Subsequent Events

On February 8, 2023, the Company announced that it intends to close PCB manufacturing operations in Anaheim and Santa Clara, California, and Hong Kong and to consolidate the business from these impacted sites into the Company’s remaining facilities. The plant closures are expected to improve both facility and talent utilization across the Company’s footprint resulting in improved profitability. The Company expects to record between $22,000 and $28,000 in separation, asset impairment and disposal costs related to this restructuring, primarily between now and the end of 2023. Approximately 80% of these costs are expected to be in the form of cash expenditures and the rest in the form of non-cash charges.