Form 10-Q
period 2023-04-03
TTM TECHNOLOGIES INC
filed 2023-05-09
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2023

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

As of May 4, 2023, there were outstanding 102,585,707 shares of the registrant’s Common Stock, $0.001 par value.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of April 3, 2023 and January 2, 2023

	As of
	April 3,	January 2,
	2023	2023
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$417,452	$402,749
Accounts receivable, net	398,898	473,225
Contract assets	316,048	335,788
Inventories	176,728	170,639
Receivable from sale of Shanghai E-MS (SH E-MS) property	34,746	69,240
Prepaid expenses and other current assets	34,231	41,415
Total current assets	1,378,103	1,493,056
Property, plant and equipment, net	714,147	724,204
Operating lease right-of-use assets	15,622	18,862
Goodwill	746,272	760,437
Definite-lived intangibles, net	270,515	288,037
Deposits and other non-current assets	51,376	39,008
Total assets	$3,176,035	$3,323,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$—	$50,000
Accounts payable	312,823	361,788
Contract liabilities	126,705	103,981
Accrued salaries, wages and benefits	85,729	115,524
Other current liabilities	102,494	130,032
Total current liabilities	627,751	761,325
Long-term debt, net of discount and issuance costs	879,993	879,407
Operating lease liabilities	10,099	12,249
Other long-term liabilities	130,458	135,044
Total long-term liabilities	1,020,550	1,026,700
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized; 109,956 and 109,598 shares issued as of April 3, 2023 and January 2, 2023, respectively; 102,586 and 102,228 shares outstanding as of April 3, 2023 and January 2, 2023, respectively	110	110
Treasury stock – common stock at cost; 7,370 shares as of April 3, 2023 and January 2, 2023	(98,659)	(98,659)
Additional paid-in capital	863,317	858,077
Retained earnings	795,027	800,841
Accumulated other comprehensive loss	(32,061)	(24,790)
Total stockholders’ equity	1,527,734	1,535,579
Total liabilities and stockholders' equity	$3,176,035	$3,323,604

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended April 3, 2023 and April 4, 2022

	Quarter Ended
	April 3,	April 4,
	2023	2022
	(Unaudited)
	(In thousands, except per share data)
Net sales	$544,437	$581,260
Cost of goods sold	458,314	490,337
Gross profit	86,123	90,923
Operating expenses:
Selling and marketing	21,302	18,272
General and administrative	35,073	32,770
Research and development	7,085	5,555
Amortization of definite-lived intangibles	21,964	8,274
Restructuring charges	4,167	184
Total operating expenses	89,591	65,055
Operating (loss) income	(3,468)	25,868
Other (expense) income:
Interest expense	(12,807)	(11,361)
Gain on sale of subsidiary	1,339	—
Other, net	1,198	1,970
Total other expense, net	(10,270)	(9,391)
(Loss) income before income taxes	(13,738)	16,477
Income tax benefit	7,924	769
Net (loss) income	$(5,814)	$17,246

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.06)	$0.17
Diluted (loss) earnings per share	$(0.06)	$0.17

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive (Loss) Income

For the Quarters Ended April 3, 2023 and April 4, 2022

	Quarter Ended
	April 3,	April 4,
	2023	2022
	(Unaudited)
	(In thousands)
Net (loss) income	$(5,814)	$17,246
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	1	—
Foreign currency translation adjustments	30	(36)
Derecognition of foreign currency translation adjustments due to sale of subsidiary	(6,627)	—
Net unrealized (loss) gain on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the period, net	(680)	153
Loss realized in the statement of operations, net	5	2,034
Net	(675)	2,187
Other comprehensive (loss) income, net of tax	(7,271)	2,151
Comprehensive (loss) income, net of tax	$(13,085)	$19,397

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Quarters Ended April 3, 2023 and April 4, 2022

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, January 2, 2023	109,598	$110	(7,370)	$(98,659)	$858,077	$800,841	$(24,790)	$1,535,579
Net loss	—	—	—	—	—	(5,814)	—	(5,814)
Other comprehensive loss	—	—	—	—	—	—	(7,271)	(7,271)
Issuance of common stock for performance-based restricted stock units	337	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	21	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,240	—	—	5,240
Balance, April 3, 2023	109,956	$110	(7,370)	$(98,659)	$863,317	$795,027	$(32,061)	$1,527,734

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Unaudited)
	(In thousands)
Balance, January 3, 2022	108,194	$108	(4,661)	$(63,807)	$840,113	$706,258	$(27,255)	$1,455,417
Net income	—	—	—	—	—	17,246	—	17,246
Other comprehensive income	—	—	—	—	—	—	2,151	2,151
Issuance of common stock for performance-based restricted stock units	182	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	7	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(2,373)	(30,232)	—	—	—	(30,232)
Fair value of warrants reclassified to warrant liabilities	—	—	—	—	(987)	—	—	(987)
Issuance of common stock from warrant exercises	—	—	38	572	(572)	—	—	—
Stock-based compensation	—	—	—	—	4,234	—	—	4,234
Balance, April 4, 2022	108,383	$108	(6,996)	$(93,467)	$842,788	$723,504	$(25,104)	$1,447,829

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended April 3, 2023 and April 4, 2022

	Quarter Ended
	April 3, 2023	April 4, 2022
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(5,814)	$17,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	25,253	21,500
Amortization of definite-lived intangible assets	27,772	9,658
Amortization of debt discount and issuance costs	726	533
Deferred income taxes	(1,867)	(3,298)
Stock-based compensation	5,240	4,234
Gain on sale of subsidiary	(1,339)	—
Other	(1,050)	(1,360)
Changes in operating assets and liabilities:
Accounts receivable, net	64,595	(26,085)
Contract assets	18,591	6,149
Inventories	(9,045)	(9,731)
Prepaid expenses and other current assets	1,875	(15,848)
Accounts payable	(34,578)	24,112
Contract liabilities	22,724	8,335
Accrued salaries, wages and benefits	(29,279)	(454)
Other current liabilities	(28,726)	1,000
Net cash provided by operating activities	55,078	35,991
Cash flows from investing activities:
Proceeds from sale of SH E-MS property	34,733	—
Purchase of property, plant and equipment and other assets	(31,002)	(23,445)
Proceeds from sale of property, plant and equipment and other assets	295	25
Proceeds from sale of subsidiary, net of cash disposed	5,601	—
Net cash provided by (used in) investing activities	9,627	(23,420)
Cash flows from financing activities:
Repayment of long-term debt borrowings	(50,000)	—
Repurchases of common stock	—	(30,232)
Cash used to settle warrants	—	(887)
Net cash used in financing activities	(50,000)	(31,119)
Effect of foreign currency exchange rates on cash and cash equivalents	(2)	(51)
Net increase (decrease) in cash and cash equivalents	14,703	(18,599)
Cash and cash equivalents at beginning of period	402,749	537,678
Cash and cash equivalents at end of period	$417,452	$519,079
Supplemental cash flow information:
Cash paid, net for interest	$19,589	$17,563
Cash paid, net for income taxes	13,207	3,259
Supplemental disclosure of noncash investing and financing activities:
Property, plant and equipment recorded in accounts payable	$25,418	$31,656
Issuance of common stock for warrant settlement	—	589

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

The Company serves a diversified customer base in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial and instrumentation related products, as well as networking. The Company’s customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors and government agencies.

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

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 as of April 3, 2023. The Company has agreements with financial institutions to facilitate the payments to certain suppliers. Under the terms of the agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. The supplier receives payment from the financial institution, and the Company pays the financial institution based on the terms negotiated, which generally range from 220 days to 360 days, with a weighted average of 290 days. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $3,565 and $6,653 as of April 3, 2023 and January 2, 2023, respectively.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients and exceptions in Topic 848. On March 23, 2023, the Company entered into a four-year pay-fixed, receive floating (1-month CME Term Secured Overnight Financing Rate (SOFR)), interest rate swap arrangement with a notional amount of $250.0 million for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, the Company pays a fixed rate of 3.49% against a portion of its LIBOR-based debt and receives a floating 1-month CME Term SOFR during the swap period. The Company elected optional expedients provided in Topic 848 which allow the designation of the interest rate swap as a cash flow hedge.

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

For the quarters ended April 3, 2023 and April 4, 2022, bank fees and legal, accounting, and other professional service costs associated with the acquisition of $411 and $854, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed statements of operations.

Preliminary Purchase Price Allocation

The purchase price was allocated to tangible and intangible assets acquired, and liabilities assumed based on the fair value at the date of the acquisition, June 27, 2022. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists.

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed. The following summarizes the estimated fair values of net assets acquired:

(In thousands)
Accounts receivable	$51,140
Contract assets	26,460
Inventories	38,616
Prepaid expenses and other current assets	5,605
Property, plant and equipment	69,253
Operating lease right-of-use assets	497
Goodwill	111,763
Identifiable intangible assets	101,000
Non-current deferred tax assets	1,476
Deposits and other non-current assets	3,129
Accounts payable	(16,026)
Contract liabilities	(65,262)
Accrued salaries, wages and benefits	(10,616)
Other current liabilities	(12,751)
Operating lease liabilities	(336)
Other long-term liabilities	(5,609)
Total	$298,339

The components of the preliminary purchase price allocations that are not yet finalized relate to the fair values of identifiable intangible assets, deferred taxes, tax uncertainties, income taxes payable, and goodwill. As such, fair values may change during the allowable measurement period, which is up to the point the Company obtains and analyzes information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. Any subsequent changes to the purchase price allocation during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to goodwill.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. During the quarter ended April 3, 2023, the Company decreased goodwill by $11,350 due to an adjustment to the estimate of fair value for identifiable intangible assets and deferred taxes. Additionally, the Company recorded amortization expense of $18,114 related to the acquired identifiable intangible assets during the quarter ended April 3, 2023 (of which $10,744 corresponded to the year ended January 2, 2023). For the quarter ended April 3, 2023, $4,425 of amortization expense is included in cost of goods sold (of which $2,950 corresponded to the year ended January 2, 2023). The Company believes that the acquisition of Telephonics will strengthen the Company’s differentiated position in the Aerospace and Defense market. The Company believes that these factors support the amount of goodwill recognized as a result of the purchase price paid for Telephonics, in relation to other acquired tangible and intangible assets. The goodwill acquired in the acquisition is not deductible for income tax purposes.

Results of Operations

Included in the consolidated condensed statements of operations are $48,639 and $6,785, excluding intercompany sales and amortization of intangibles, of net sales and pre-tax income for the quarter ended April 3, 2023, respectively.

Preliminary Pro forma Financial Information

The unaudited preliminary pro forma financial information below gives effect to this acquisition as if it had occurred at the beginning of fiscal 2022, or January 4, 2022. The preliminary pro forma financial information presented includes the effects of adjustments related to the amortization of acquired identifiable intangible assets and decrease in inventory markup, depreciation of acquired fixed assets, and other non-recurring transactions costs directly associated with the acquisition such as legal, accounting and banking fees.

The preliminary pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of the earliest period presented, or the results that may be achieved in future periods.

	Quarter Ended
	April 3, 2023	April 4, 2022
	(In thousands, except per share amounts)
Net sales	$544,437	$637,533
Net (loss) income	(1,557)	11,611
Basic (loss) earnings per share	$(0.02)	$0.11
Diluted (loss) earnings per share	$(0.02)	$0.11

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

The components of lease expense were as follows:

	Quarter Ended
	April 3, 2023	April 4, 2022
	(In thousands)
Operating lease cost	$2,046	$1,884
Variable lease cost	278	246
Short-term lease cost	117	140
Finance lease costs:
Amortization of right-of-use assets	344	344
Interest on lease liabilities	94	98

Supplemental cash flow information related to leases was as follows:

	Quarter Ended
	April 3, 2023	April 4, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,070	$1,861
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	529	421

Supplemental balance sheet information related to leases was as follows:

		As of
	Balance Sheet Location	April 3, 2023	January 2, 2023
		(In thousands)
Assets:
Operating leases	Operating lease right-of-use assets	$15,622	$18,862
Finance leases	Property, plant and equipment, net	13,041	13,384
Total lease assets		$28,663	$32,246
Liabilities:
Current:
Operating leases	Other current liabilities	$6,257	$7,368
Finance leases	Other current liabilities	752	736
Long-term:
Operating leases	Operating lease liabilities	10,099	12,249
Finance leases	Other long-term liabilities	13,385	13,579
Total lease liabilities		$30,493	$33,932

	As of
	April 3, 2023	January 2, 2023
Weighted average remaining lease term (years):
Operating leases	3.2	3.3
Finance leases	13.4	13.6
Weighted average discount rate:
Operating leases	3.31%	3.09%
Finance leases	2.69%	2.69%

Maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In thousands)
Less than one year	$6,662	$1,121
1 - 2 years	5,485	1,131
2 - 3 years	2,867	1,158
3 - 4 years	1,213	1,175
4 - 5 years	438	1,210
Thereafter	657	11,152
Total lease payments	17,322	16,947
Less imputed interest	(966)	(2,810)
Total	$16,356	$14,137

(1)
Excludes $851 of legally binding minimum lease payments for leases signed but not yet commenced.

(4) Revenues

As of April 3, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $378,829. The Company expects to recognize revenue on approximately 52% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months with the remaining amount expected to be recognized thereafter.

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of April 3, 2023 and January 2, 2023 were $20,641 and $21,632, respectively.

Revenue recognized for the quarter ended April 3, 2023 from amounts recorded as contract liabilities as of January 2, 2023 was $18,508.

Revenue from products and services transferred to customers over time and at a point in time accounted for 96% and 4%, respectively, of the Company’s revenue for the quarter ended April 3, 2023, and 97% and 3%, respectively, of the Company’s revenue for the quarter ended April 4, 2022.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended April 3, 2023
	PCB	RF&S Components	Total
End Markets	(In thousands)
Aerospace and Defense	$232,292	$—	$232,292
Automotive	93,467	—	93,467
Data Center Computing	57,870	—	57,870
Medical/Industrial/Instrumentation	100,768	917	101,685
Networking	49,714	9,409	59,123
Total	$534,111	$10,326	$544,437

	Quarter Ended April 4, 2022
	PCB	RF&S Components	Total
End Markets	(In thousands)
Aerospace and Defense	$172,180	$—	$172,180
Automotive	115,236	—	115,236
Data Center Computing	91,784	—	91,784
Medical/Industrial/Instrumentation	120,362	1,538	121,900
Networking	63,643	13,757	77,400
Other	2,865	(105)	2,760
Total	$566,070	$15,190	$581,260

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	April 3, 2023	January 2, 2023
	(In thousands)
Inventories:
Raw materials	$142,205	$145,561
Work-in-process	29,201	20,114
Finished goods	5,322	4,964
	$176,728	$170,639
Property, plant and equipment, net:
Land and land use rights	$76,811	$76,811
Buildings and improvements	444,990	443,353
Machinery and equipment	994,365	989,935
Furniture and fixtures and other	11,206	11,327
Construction-in-progress	26,899	27,774
	1,554,271	1,549,200
Less: Accumulated depreciation	(840,124)	(824,996)
	$714,147	$724,204
Other current liabilities:
Sales return and allowances	$10,774	$12,319
Income taxes payable	9,142	28,057
Accrued facility operating costs	9,102	9,081
Housing fund	7,572	7,440
Customer deposits	7,500	—
Warranty	6,450	8,045
Operating leases	6,257	7,368
Accrued professional fees	5,463	5,123
Restructuring	3,973	2,513
Interest	1,847	9,336
Derivative liabilities	310	1,622
Other	34,104	39,128
	$102,494	$130,032
Other long-term liabilities:
Deferred income taxes	$53,648	$54,268
Customer deposits	31,250	38,750
Finance leases	13,385	13,579
Defined benefit pension plan liability	2,473	2,471
Derivative liabilities	901	—
Other	28,801	25,976
	$130,458	$135,044

On December 22, 2022, land, building, and relevant ancillary assets related to the Company’s former Shanghai E-MS (SH E-MS) manufacturing facility were expropriated by the Chinese government for a compensation fee of Renminbi (RMB) 477.6 million generating a gain on the sale of $51,804. The Company received 50% of the proceeds as of April 3, 2023 and will receive the remaining proceeds as follows: 40% before June 30, 2023 and 10% before December 30, 2023. As of April 3, 2023 and January 2, 2023, the receivable from sale of SH E-MS property was $34,746 and $69,240, respectively.

(6) Goodwill

As of April 3, 2023 and January 2, 2023, goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
Balance as of January 2, 2023
Goodwill	$823,837	$177,200	$1,001,037
Accumulated impairment losses	(171,400)	(69,200)	(240,600)
	652,437	108,000	760,437

Goodwill adjustment during the quarter ended April 3, 2023	(11,350)	—	(11,350)
Derecognition of goodwill due to sale of subsidiary	(2,815)	—	(2,815)
Balance as of April 3, 2023
Goodwill	809,672	177,200	986,872
Accumulated impairment losses	(171,400)	(69,200)	(240,600)
	$638,272	$108,000	$746,272

During the quarter ended April 3, 2023, the Company decreased goodwill by $11,350 due to an adjustment to the estimate of fair value for identifiable intangible assets and deferred taxes. Goodwill recognized as a result of the acquisition of Telephonics is not yet finalized as of April 3, 2023. See Note 2 for additional information.

(7) Definite-lived Intangibles

As of April 3, 2023 and January 2, 2023, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
April 3, 2023
Customer relationships	$422,071	$(202,833)	$219,238	10.6
Technology	77,150	(30,685)	46,465	7.8
Backlog	13,000	(9,750)	3,250	1.0
Trade names	2,500	(938)	1,562	2.0
	$514,721	$(244,206)	$270,515

January 2, 2023
Customer relationships	$366,071	$(187,560)	$178,511	11.3
Technology	47,650	(24,876)	22,774	9.5
Acquired intangibles from acquisition
Customer relationships	82,500	(3,173)	79,327	13.0
Trade names	8,250	(825)	7,425	5.0
	$504,471	$(216,434)	$288,037

The Company has acquired customer relationships, technology, backlog and trade names as a result of the Telephonics acquisition. See Note 2, Acquisition of Gritel and ISC Farmingdale Corp., for further information.

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $27,772 and $9,658 for the quarters ended April 3, 2023 and April 4, 2022, respectively. For the quarters ended April 3, 2023 and April 4, 2022, $5,808 and $1,384, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2023	$42,654
2024	45,375
2025	40,630
2026	40,630
2027	38,348
Thereafter	62,878
$270,515

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of April 3, 2023 and January 2, 2023:

	Interest Rate as of April 3, 2023	Principal Outstanding as of April 3, 2023	Interest Rate as of January 2, 2023	Principal Outstanding as of January 2, 2023
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due September 2024	7.36	355,879	6.89	405,879
Asia ABL Revolving Loan due June 2024	6.26	30,000	5.79	30,000
		885,879		935,879
Less: Long-term debt unamortized debt issuance costs		(5,589)		(6,080)
Long-term debt unamortized discount		(297)		(392)
		879,993		929,407
Less: current maturities		—		(50,000)
Long-term debt, less current maturities		$879,993		$879,407

Debt Covenants

Borrowings under the Senior Notes due 2029 and Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments.

Under the occurrence of certain events, the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively, the ABL Revolving Loans), are subject to various financial covenants, including leverage and fixed charge coverage ratios.

Debt Issuance and Debt Discount

As of April 3, 2023 and January 2, 2023, remaining unamortized debt discount and debt issuance costs for the Senior Notes due 2029 and Term Loan Facility are as follows:

	As of April 3, 2023			As of January 2, 2023
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$4,608	$—	4.18%	$4,779	$—	4.18%
Term Loan due September 2024	981	297	4.66	1,301	392	4.66
	$5,589	$297		$6,080	$392

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

The remaining unamortized debt issuance costs for the ABL Revolving Loans of $652 and $792 as of April 3, 2023 and January 2, 2023, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of April 3, 2023, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 4.6 years.

(9) Income Taxes

The Company’s effective tax rate is impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items. No tax benefit was recorded on the losses incurred in certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions.

During the quarter ended April 3, 2023, the Company’s effective tax rate was impacted by a net discrete expense of $356. This is primarily related to tax on sale of one of the Company’s subsidiaries in China and accrued interest expense on existing uncertain tax position.

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the U.S. The Company expects its earnings attributable to most foreign subsidiaries may be repatriated back to the U.S. and so a deferred tax liability has been recorded for foreign withholding taxes and the estimated federal/state tax impact on any repatriation. For those other companies with earnings currently being reinvested outside of the U.S., no deferred tax liability on undistributed earnings has been recorded.

(10) Segment Information

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

	Quarter Ended
	April 3, 2023	April 4, 2022
	(In thousands)
Net Sales:
PCB	$534,111	$566,070
RF&S Components	10,326	15,190
Total net sales	$544,437	$581,260
Operating Segment Income (Loss):
PCB	$51,634	$56,540
RF&S Components	2,168	5,750
Corporate and Other	(29,498)	(26,764)
Total operating segment income	24,304	35,526
Amortization of definite-lived intangibles (1)	(27,772)	(9,658)
Total operating (loss) income	(3,468)	25,868
Total other expense	(10,270)	(9,391)
(Loss) income before income taxes	$(13,738)	$16,477

	As of
	April 3, 2023	January 2, 2023
	(In thousands)
Segment Assets:
PCB	$1,831,973	$1,890,723
RF&S Components	195,741	202,619
Corporate and Other	1,148,321	1,230,262
Total assets	$3,176,035	$3,323,604

(1)
Amortization of definite-lived intangibles relates to the PCB and RF&S Components reportable segments. For the quarters ended April 3, 2023 and April 4, 2022, $5,808 and $1,384, respectively, of amortization expense is included in cost of goods sold.

The Corporate and Other category primarily includes operating expenses that are not included in the segment operating performance measures. Corporate and Other consists primarily of corporate governance functions such as finance, accounting, information technology and human resources personnel, as well as global sales and marketing personnel, research and development costs, and acquisition and integration costs associated with acquisitions and divestitures.

The Company markets and sells its products in approximately 50 countries. Other than in the United States, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are as follows:

	Quarter Ended
	April 3, 2023	April 4, 2022
	(In thousands)
Net Sales:
United States	$311,441	$264,401
China	44,037	77,205
Other	188,959	239,654
Total net sales	$544,437	$581,260

Net sales are attributed to countries by country invoiced.

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of April 3, 2023 and January 2, 2023:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of January 2, 2023	$(25,984)	$1,279	$(85)	$(24,790)
Other comprehensive (loss) income before reclassifications	(6,597)	1	(680)	(7,276)
Amounts reclassified from accumulated other comprehensive loss	—	—	5	5
Other comprehensive (loss) income	(6,597)	1	(675)	(7,271)
Ending balance as of April 3, 2023	$(32,581)	$1,280	$(760)	$(32,061)

(12) Significant Customers and Concentration of Credit Risk

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs on-going credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. There were no customers that accounted for 10% or more of accounts receivable as of April 3, 2023. As of January 2, 2023, there was one customer that accounted for 11% of the Company’s accounts receivable.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarters ended April 3, 2023 and April 4, 2022, one customer accounted for approximately 12% and 10% of the Company’s net sales, respectively.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of April 3, 2023 and January 2, 2023 were as follows:

	As of		As of
	April 3, 2023		January 2, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$640	$640	$—	$—
Derivative liabilities, current	310	310	1,622	1,622
Derivative liabilities, non-current	901	901	—	—
Senior Notes due March 2029	495,392	436,870	495,221	430,165
Term Loan due September 2024	354,601	355,879	404,186	405,628
ABL Revolving Loans	30,000	30,000	30,000	30,000

The fair value of the derivative instruments was determined using pricing models developed based on the 1-month CME Term SOFR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of April 3, 2023 and January 2, 2023, which are considered Level 2 inputs.

As of April 3, 2023 and January 2, 2023, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value. The Company’s cash and cash equivalents as of April 3, 2023 consisted of $173,696 held in the U.S., with the remaining $243,756 held by foreign subsidiaries.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of April 3, 2023 and January 2, 2023. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Offset Agreements

The Company has and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and the Company’s obligations under these agreements may be satisfied through activities that do not require the Company to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for activities such as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of April 3, 2023, the Company had outstanding offset agreements of approximately $20,169, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event the Company fails to perform in accordance with contract requirements. Historically, the Company has not paid any such penalties, and as of April 3, 2023, no such penalties have been paid.

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarters ended April 3, 2023 and April 4, 2022:

	Quarter Ended
	April 3,	April 4,
	2023	2022
	(In thousands, except per share amounts)
Net (loss) income	$(5,814)	$17,246

Basic weighted average shares	102,381	102,613
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	—	1,685
Dilutive effect of outstanding warrants	—	6
Diluted shares	102,381	104,304
(Loss) earnings per share:
Basic	$(0.06)	$0.17
Diluted	$(0.06)	$0.17

For the quarter ended April 3, 2023, potential shares of common stock, consisting of stock options to purchase approximately 60 shares of common stock at exercise prices ranging from $11.83 to $16.60 per share, 3,027 restricted stock units (RSUs), and 606 performance-based restricted stock units (PRUs) were not included in the computation of diluted earnings per share because the Company incurred a net loss and as a result, the impact would be anti-dilutive.

PRUs, RSUs, and stock options to purchase 975 shares of common stock for the quarter ended April 4, 2022 were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met at April 4, 2022, and for RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common stock during the applicable quarter and, as a result, the impact would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended
	April 3,	April 4,
	2023	2022
	(In thousands)
Cost of goods sold	$1,662	$1,276
Selling and marketing	741	650
General and administrative	2,562	2,053
Research and development	275	255
Stock-based compensation expense recognized	$5,240	$4,234

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of April 3, 2023:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$24,846	1.4
PRU awards	2,998	1.3
	$27,844

(17) Restructuring Charges

On February 8, 2023, the Company announced a consolidation plan, which would include closing three of its manufacturing facilities and consolidating the operations of those facilities into other Company facilities. The three manufacturing facilities are PCB operations located in Anaheim and Santa Clara, California, and Hong Kong. As of the end of April 2023, the Company ceased operations at the Hong Kong manufacturing facility and expects to be substantially closed by the end of the second quarter of 2023. The Company expects the Anaheim and Santa Clara facilities to be substantially closed by the end of 2023. As of April 3, 2023, the Company has incurred approximately $3,473 of restructuring charges and $1,276 of accelerated depreciation expense since the February 8, 2023 announcement.

In addition to this consolidation plan, the Company recognized employee separation, contract termination and other costs during the quarters ended April 3, 2023 and April 4, 2022 in connection with other global realignment restructuring efforts. Contract termination and other costs primarily represented plant closure costs.

The below table summarizes such restructuring costs by reportable segment for the quarters ended April 3, 2023 and April 4, 2022:

	Quarter Ended April 3, 2023
	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$3,757	$186	$3,943
Corporate and Other	126	98	224
	$3,883	$284	$4,167

	Quarter Ended April 4, 2022
	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
Corporate and Other	$31	$153	$184
	$31	$153	$184

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The below table shows the utilization of the accrued restructuring costs during the quarter ended April 3, 2023:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of January 2, 2023	$2,510	$3	$2,513
Charged to expense	3,883	284	4,167
Amount paid	(2,521)	(186)	(2,707)
Accrued as of April 3, 2023	$3,872	$101	$3,973

(18) Subsequent Events

On May 3, 2023, the Company announced that its Board of Directors authorized and approved a share repurchase program. Under the program, the Company may repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through May 3, 2025. The Company may repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (Exchange Act) which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. In addition, the Company expects to adopt one or more trading plans in accordance with Rule 10b5-1 of the Exchange Act to facilitate certain purchases that may be effected under the share repurchase program. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 2, 2023, filed with the SEC.

COMPANY OVERVIEW

We are a leading global manufacturer of technology solutions, including engineered systems, radio frequency (RF) components and RF microwave/microelectronic assemblies, and printed circuit boards (PCB). We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering, and manufacturing solution to our customers. This one-stop design, engineering, and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial and instrumentation, as well as networking. Our customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors and government agencies.

RECENT DEVELOPMENTS

While demand in the Aerospace and Defense end market remains strong, bookings in our commercial end markets have stabilized at a low level given continued customer inventory reductions and weaker end market demand. This resulted in a decline to revenues during the quarter ended April 3, 2023.

On March 30, 2023, we completed the sale of our Shanghai Backplane Assembly entity for approximately $11.3 million, subject to customary post-closing adjustments, to DBG Holdings Limited (DBG), which is wholly owned by DBG Technology Co. Ltd., a public company traded on the Shenzhen Stock Exchange. We recorded a gain on the sale of $1.3 million.

On February 8, 2023, we announced that we intend to close PCB manufacturing operations in Anaheim and Santa Clara, California, and Hong Kong and to consolidate the business from these impacted sites into our remaining facilities. The plant closures are expected to improve both facility and talent utilization across our footprint resulting in improved profitability. We expect to record between $22.0 million and $28.0 million in separation, accelerated depreciation and disposal costs related to this restructuring, primarily between now and the end of 2023. Approximately 80% of these costs are expected to be in the form of cash expenditures and the rest in the form of non-cash charges.

On December 22, 2022, our land, building, and relevant ancillary assets related to our former Shanghai E-MS (SH E-MS) manufacturing facility was expropriated by the Chinese government for a compensation fee of Renminbi (RMB) 477.6 million resulting in a gain on the sale of $51.8 million. We received 50% of the proceeds as of April 3, 2023 and expect to receive the remaining proceeds as follows: 40% before June 30, 2023 and 10% before December 30, 2023. As of April 3, 2023 and January 2, 2023, the receivable from sale of SH E-MS property was $34.7 million and $69.2 million, respectively.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 48% and 45% of our net sales for the quarters ended April 3, 2023 and April 4, 2022, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended
End Markets (1)	April 3, 2023	April 4, 2022
Aerospace and Defense	43%	30%
Automotive	17	20
Data Center Computing	10	16
Medical/Industrial/Instrumentation	19	21
Networking	11	13
Total	100%	100%

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 2, 2023 for further discussion of critical accounting policies and estimates.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations:

	Quarter Ended
	April 3, 2023	April 4, 2022
Net sales	100.0%	100.0%
Cost of goods sold	84.2	84.4
Gross profit	15.8	15.6
Operating expenses:
Selling and marketing	3.9	3.1
General and administrative	6.4	5.6
Research and development	1.3	1.0
Amortization of definite-lived intangibles	4.0	1.4
Restructuring charges	0.8	—
Total operating expenses	16.4	11.1
Operating (loss) income	(0.6)	4.5
Other (expense) income:
Interest expense	(2.4)	(2.0)
Gain on sale of subsidiary	0.2	—
Other, net	0.2	0.3
Total other expense, net	(2.0)	(1.7)
(Loss) income before income taxes	(2.6)	2.8
Income tax benefit	1.5	0.2
Net (loss) income	(1.1)%	3.0%

Net Sales

Total net sales decreased $36.9 million, or 6.3%, to $544.4 million for the first quarter of 2023 from $581.3 million for the first quarter of 2022. The primary driver for the decrease in total net sales was a decrease in net sales for the PCB reportable segment of $32.0 million, or 5.6%, to $534.1 million for the first quarter of 2023 from $566.1 million for the first quarter of 2022, which was primarily due to demand weakness in our commercial end markets partially offset by the inclusion of Telephonics as well as organic growth in our Aerospace and Defense end market. Net sales for the RF&S Components reportable segment decreased $4.9 million, or 32.0%, to $10.3 million for the first quarter of 2023 from $15.2 million for the first quarter of 2022, which was primarily due to lower demand in our Networking end market.

Gross Margin

Overall gross margin increased to 15.8% for the first quarter of 2023 from 15.6% for the first quarter of 2022. Gross margin for the PCB reportable segment increased to 16.5% for the first quarter of 2023 from 14.7% for the first quarter of 2022. This increase was primarily due to the inclusion of Telephonics, favorable foreign exchange and better product mix partially offset by less premium revenue and production inefficiencies. Gross margin for the RF&S Components reportable segment decreased to 49.6% for the first quarter of 2023 from 57.0% for the first quarter of 2022, primarily due to lower sales.

Capacity utilization is a key driver for us, which is measured by the actual production as a percentage of capacity. This measure is particularly important in our high-volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the first quarter of 2023 in our Asia and North America PCB facilities was 52% and 39%, respectively, compared to 78% and 49%, respectively, for the first quarter of 2022. The decrease in capacity utilization for the first quarter of 2023 in our Asia PCB facilities was caused by a decline in production volumes while the decrease in our North America PCB facilities during the same periods was due to the additional plating capacity added.

Selling and Marketing Expenses

Selling and marketing expense increased $3.0 million, to $21.3 million for the first quarter of 2023 from $18.3 million for the first quarter of 2022. As a percentage of net sales, selling and marketing expense was 3.9% for the first quarter of 2023, as compared to 3.1% for the first quarter of 2022. The increase in selling and marketing expense was primarily due to $2.2 million of selling and marketing expenses incurred by Telephonics post acquisition.

General and Administrative Expenses

General and administrative expense increased $2.3 million to $35.1 million, or 6.4% of net sales, for the first quarter of 2023 from $32.8 million, or 5.6% of net sales, for the first quarter of 2022. The increase in expense was primarily due to $1.2 million of general and administrative expense incurred by Telephonics post acquisition as well as an increase in labor costs.

Research and Development Expenses

Research and development expense increased $1.5 million to $7.1 million, or 1.3% of net sales, for the first quarter of 2023 from $5.6 million, or 1.0% of net sales, for the first quarter of 2022. The increase in expense was primarily due to $1.3 million of research and development expense incurred by Telephonics post acquisition.

Other Expense

Other expense, net increased $0.9 million to $10.3 million for the first quarter of 2023 from $9.4 million for the first quarter of 2022. This increase was primarily the result of an increase in interest expense of $1.4 million due to higher interest rates and a decrease in other income of $0.8 million mainly due to foreign currency losses resulting from the strengthening RMB in the first quarter of 2023 compared to the first quarter of 2022. The resulting increase in other expense, net, however, was partially offset by the gain on sale of a subsidiary of $1.3 million. We utilize the RMB at our China facilities for employee-related expenses, RMB denominated purchases, and other costs of running our operations in China.

Income Taxes

Income tax benefit increased by $7.1 million to $7.9 million for the first quarter of 2023 from $0.8 million for the first quarter of 2022. The increase in income tax benefit was primarily due to an increase in pre-tax loss offset by the absence in the first quarter of 2023 of certain benefits related to the renewal of the High and New Tax Enterprise status for certain of our Chinese subsidiaries.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of approximately $51.1 million and a net deferred income tax asset of approximately $10.2 million as of April 3, 2023 and April 4, 2022, respectively. The decrease in the deferred income tax asset was primarily due to the recording of a full valuation allowance for the U.S. in the last quarter of 2022.

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

Cash flow provided by operating activities during the first quarter of 2023 was $55.1 million as compared to cash flow provided by operating activities of $36.0 million in the same period in 2022. The increase in cash flow was primarily due to an overall decreased investment in working capital.

Net cash provided by investing activities was approximately $9.6 million for the first quarter of 2023, primarily reflecting $34.7 million of proceeds from the sale of property associated with our Shanghai E-MS subsidiary, $5.6 million of proceeds from the sale of a subsidiary, net of cash disposed, less $31.0 million for purchases of property, plant and equipment and other assets. Net cash used in investing activities was approximately $23.4 million for the first quarter of 2022, comprised of purchases of property, plant and equipment and other assets.

Net cash used in financing activities during the first quarter of 2023 was $50.0 million for the repayment of long-term debt. Net cash used in financing activities during the first quarter of 2022 was $31.1 million, primarily reflecting repurchases of common stock of $30.2 million and cash used to settle warrants of $0.9 million.

As of April 3, 2023, we had cash and cash equivalents of approximately $417.5 million, of which approximately $243.8 million was held by our foreign subsidiaries, primarily in China. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for the repatriation of this cash.

Our 2023 capital expenditures are expected to be in the range of $125.0 million to $145.0 million.

Long-term Debt and Letters of Credit

As of April 3, 2023, we had $880.0 million of outstanding debt, net of discount and debt issuance costs, composed of $495.4 million of Senior Notes due March 2029, $354.6 million of a Term Loan due September 2024, and $30.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL).

Pursuant to the terms of the Term Loan Facility and Senior Notes due 2029, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments. Under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of April 3, 2023, we were in compliance with the covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

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

Contractual Obligations and Commitments

As part of our on-going operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, purchase obligations, and leases as of April 3, 2023. As of the date of this report, there were no material changes outside the ordinary course of business since January 2, 2023 to our contractual obligations and commitments and the related cash requirements.

Offset Agreements

Following the acquisition of Telephonics on June 27, 2022, we have and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and our obligations under these agreements may be satisfied through activities that do not require us to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of April 3, 2023, we had outstanding offset agreements of approximately $20.2 million, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event we fail to perform in accordance with contract requirements. Historically, we have not paid any such penalties, and as of April 3, 2023, no such penalties have been paid.

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

On March 23, 2023, we entered into a four-year pay-fixed, receive floating (1-month CME Term Secured Overnight Financing Rate (SOFR)), interest rate swap arrangement with a notional amount of $250.0 million for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, we pay a fixed rate of 3.49% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month CME Term SOFR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of April 3, 2023, the fair value of the interest rate swap was recorded as a liability and as a component of other long-term liabilities in the amount of $0.9 million.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of April 3, 2023, approximately 84.7% of our total debt was based on fixed rates. Based on our borrowings as of April 3, 2023, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $1.4 million.

On July 27, 2017, the Financial Conduct Authority (FCA) announced the desire to phase out the use of LIBOR by the end of 2021. More recently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative. Specifically, this occurred immediately after December 31, 2021, in the case of all Sterling, Euro (EUR), Swiss franc and Japanese yen settings, and the 1-week, and 2-month U.S. dollar settings; and will occur immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. However, U.S. banking regulators have made it clear that U.S.-dollar LIBOR originations should end by no later than December 31, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate in existing contracts. On July 29, 2021, the Alternative Reference Rates Committee (ARRC) announced that it is now formally recommending CME Group’s forward-looking SOFR term rates (SOFR Term Rates). In accordance with recommendations from ARRC, U.S.-dollar LIBOR is expected to be replaced with the SOFR and SOFR Term Rates, a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities. Further, the International Swaps and Derivatives Association, Inc. recently announced fallback language for LIBOR-referencing derivatives contracts that also provides for SOFR as the primary replacement rate in the event of a LIBOR cessation.

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

Foreign Currency Rate Risks

In the normal course of business, we are exposed to risks associated with fluctuations in foreign currency exchange rates related to transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Most of our foreign operations have the U.S. Dollar as their functional currency, however, one of our China facilities utilizes the Renminbi (RMB), which results in recognition of translation adjustments included as a component of other comprehensive income (loss). Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases and translation of balance sheet accounts denominated in foreign currencies. We do not engage in hedging to manage this foreign currency risk, except for certain equipment purchases. However, we may consider the use of derivatives in the future. Our primary foreign exchange exposure is to the RMB. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. As of April 3, 2023 there were no foreign exchange contracts. As of January 2, 2023, the notional amount of the foreign exchange contracts was approximately $1.6 million (EUR 1.4 million).

Commodity Price Risks

We are exposed to certain commodity risks associated with prices for various raw materials. In particular, we have been experiencing volatility in prices and increasing lead times for copper clad laminates (CCLs), a key raw material for the manufacture of PCBs. This may negatively affect our profitability. CCLs are made from epoxy resin, glass cloth, and copper foil, all of which are seeing limited supply and volatility in prices. We only buy a small amount of copper directly. However, copper is a major driver of laminate cost. We are hedging copper as a proxy for hedging laminate. As of April 3, 2023, we had commodity contracts with a notional quantity of 700 metric tonnes each for the periods (i) beginning April 1, 2023 and ending on June 30, 2023, (ii) beginning July 1, 2023 and ending on September 30, 2023, and (iii) beginning October 1, 2023 and ending on December 31, 2023, and 675 metric tonnes for the period beginning January 1, 2024 and ending on March 31, 2024. As of April 3, 2023, the fair value of the commodity contracts was recorded as an asset in the amount of $0.6 million and included as a component of prepaid expenses and other current assets. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more in the future.

Debt Instruments

The table below presents the fiscal calendar maturities of our debt instruments through 2027 and thereafter as of April 3, 2023:

	As of April 3, 2023
	Remaining 2023	2024	2025	2026	2027	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate	$—	$385,879	$—	$—	$—	$—	$385,879	$385,879	7.27%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	436,870	4.00%
Total	$—	$385,879	$—	$—	$—	$500,000	$885,879	$822,749

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO have concluded that, as of April 3, 2023 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 3, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We serve customers and have manufacturing facilities throughout the world and are subject to risks caused by local and global pandemics and other similar risks, including without limitation, the on-going coronavirus (COVID-19) pandemic, which could materially adversely affect our business, financial condition, and results of operations.

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

•
reduced demand for our products and services caused by, but not limited to, the effect of quarantine or other travel restrictions or financial hardship on our workforce or the businesses in the industries we service;
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

As part of our business strategy, we expect that we will continue to implement and align our strategy by pursuing potential divestitures of assets, such as our sale of Shanghai Backplane Assembly, and acquisitions of businesses, technologies, assets, or product lines that complement or expand our business, such as our acquisition of Gritel Holding Co., Inc. (Gritel) and ISC Farmingdale Corp. in June 2022. Telephonics Corporation is now a wholly-owned subsidiary of TTM by way of our acquisition of Gritel, the Telephonics direct parent company. Risks related to such activities and transactions may include:

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

In regards to our announcement in the first quarter of 2023 of the consolidation of our manufacturing footprint and the closure of three manufacturing facilities, if we do not achieve the transfer of the products from the facilities we are closing into other existing facilities or if economic conditions deteriorate, we may not achieve the expected increase in overall profitability as a result of the consolidation. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.

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

In February 2022, Russia commenced military hostilities against Ukraine, which has contributed to volatility in the global economy and markets and on-going geopolitical instability and is likely to have further global economic consequences, including on-going disruptions of the global supply chain and energy markets. The effects of the conflict have contributed to significant volatility in credit and capital markets, spikes in energy prices, changes in laws and regulations that may affect our business, sanctions or counter-sanctions and increased cybersecurity threats and concerns. As a result, there is a risk that supplies of our products may be significantly delayed by or may become unavailable as a result of the conflict between Russia and Ukraine affecting us or our suppliers. The conflict may at times, reduce demand for our products because of reduced global or national economic activity, disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and reduced levels of business and consumer spending. The effects of the conflict between Russia and Ukraine could heighten or exacerbate many of the risk factors described in this Item 1A, Risk Factors, and may adversely affect our business, financial condition, and results of operation.

We have manufacturing facilities and serve customers outside the United States and are subject to the risks characteristic of international operations, including tariffs.

We have significant manufacturing operations in Asia and Canada and sales offices located in Asia and Europe. We continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

In addition, for the quarter ended April 3, 2023, we generated approximately 44% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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

Our business is labor intensive, utilizing large numbers of engineering and manufacturing personnel. There is uncertainty with respect to rising labor costs and on-going labor shortages. Furthermore, labor disputes and strikes based partly on wages have in the past slowed or stopped production by certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to recover in our pricing to our customers could materially adversely affect our business, financial condition, and results of operations. In addition, general labor shortages (which occurred during 2021 and 2022), a high turnover rate and our difficulty in recruiting and retaining qualified employees at any level of our organization could result in a potential for defects in our products, production disruptions or delays, or the inability to ramp production to meet increased customer orders, resulting in order cancellation or imposition of customer penalties if we are unable to deliver products in a timely manner.

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

In North America, we are experiencing wage inflation pressures, as a result of labor shortages, and certain pressures which are also mandated by local and state governments. Further, we are experiencing rising health care costs. While we strive to manage these challenges, there can be no assurance that our efforts will succeed which would result in higher costs and lower profits. The competition for talent and labor in North America and in general is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, which could include increases in wages and benefits necessary to attract and retain high quality employees with the right skill sets, increases triggered by regulatory actions regarding wages, scheduling, and benefits; increases in health care and workers’ compensation insurance costs; and increases in benefits and costs related to the COVID-19 pandemic and its resurgence from time to time. In light of the current challenging labor market conditions, due in part to the on-going effects from the COVID-19 pandemic, our wages and benefits programs and any steps we take to increase our wages and benefits, may be insufficient to attract and retain talent at all levels of our organization. Existing labor shortages, and our inability to attract employees to maintain a qualified workforce, could adversely affect our production and our overall business and financial performance.

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

In addition, we generally schedule our quick turnaround production facilities at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not received, we may forego some production and could experience continued excess capacity. If we conclude we have significant, long-term excess capacity, we may decide to permanently close one or more of our facilities and lay off some of our employees, such as our decision announced in February 2023 to close certain facilities in Hong Kong and California. Closures or lay-offs could result in our recording of restructuring charges such as severance, other exit costs, and asset impairments, as well as potentially causing disruptions in our ability to supply customers.

We have a significant amount of goodwill and other intangible assets on our consolidated condensed balance sheet. If our goodwill or other intangible assets become impaired in the future, we would be required to record a non-cash charge to earnings, which may be material and would also reduce our stockholders’ equity.

As of April 3, 2023, our consolidated condensed balance sheet included $1,016.8 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Sales to EMS companies represented approximately 32% and 40% of our net sales for the quarters ended April 3, 2023 and April 4, 2022, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers collectively accounted for approximately 36% and 33% of our net sales for the quarters ended April 3, 2023 and April 4, 2022, respectively, and one customer represented 12% of our net sales for the quarter ended April 3, 2023. Furthermore, our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended April 3, 2023, aerospace and defense sales accounted for approximately 43% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and U.S. government approved foreign military and defense programs. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 32% and 40% of our net sales for the quarters ended April 3, 2023 and April 4, 2022, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

Our business, financial condition, and results of operations could be materially adversely affected by climate change initiatives.

Our manufacturing processes require that we purchase significant quantities of energy from third parties, which results in the generation of greenhouse gases, either directly on-site or indirectly at electric utilities. Both domestic and international legislation to address climate change by reducing greenhouse gas emissions could create increases in energy costs and price volatility. Considerable international attention is now focused on development of an international policy framework to guide international action to address climate change. We are subject to the reporting requirements of the Exchange Act, and regulators are considering new regulations which are expected to require, among other things, that we report our climate related costs and activities and our customers and suppliers. Such regulations could cause us to incur significant costs to monitor and report, which would have negative impact on our profitability. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect our energy sources and supply choices, as well as increase the cost of energy and raw materials that are derived from sources that generate greenhouse gas emissions.

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

We and some of our competitors have reduced average selling prices in the past. In addition, competitors may reduce their average selling prices faster than our ability to reduce costs, which can also accelerate the rate of decline of our selling prices. When prices decline, we may also be required to write down the value of our inventory. In addition, we could yield lower or no profit from the sale of our products if we price our products aggressively in response to market conditions.

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

We have substantial debt and, as a result, we have significant debt service obligations. As of April 3, 2023, we maintain $355.9 million outstanding in a Term Loan Facility due 2024 (Term Loan Facility) at a floating rate of LIBOR plus 2.5%, $500.0 million of Senior Notes due 2029 (Senior Notes due 2029) at an interest rate of 4.0%, and $30.0 million outstanding under a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

Our Term Loan Facility and our Asia ABL are subject to interest at a floating rate of LIBOR plus a margin, and as a result, we have exposure to interest rate risk. Certain central banks, such as the U.S. Federal Reserve, effected multiple interest rate increases in 2022 and have signaled that further rate increases are likely to be implemented in 2023. Increases in interest rates increase our cost of borrowing and/or potentially make it more difficult to refinance our existing indebtedness, if necessary. We have attempted to mitigate this risk by entering into a four-year pay-fixed, receive floating (1-month CME Term Secured Overnight Financing Rate (SOFR)), interest rate swap arrangement in March 2023 with such swap having a notional amount of $250.0 million for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, we pay a fixed rate of 3.49% against the first interest payments of a portion of our LIBOR-based debt and receive floating 1-month CME Term SOFR during the swap period. Although we have taken measures to mitigate our risk to interest rate increases, our swap instruments may not be wholly effective in mitigating this risk or otherwise provide an effective hedge against all interest rate volatility. See Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risks appearing in Part 1, Item 3 of this Quarterly Report on Form 10-Q for further information.

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

A facility security clearance is required in order to be awarded and perform on classified contracts for the Department of Defense and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the NISPOM, and any other applicable U.S. government industrial security regulations. Further, our Board has adopted a Special Board Resolution (SBR) that has been approved by the Defense Counterintelligence and Security Agency (DCSA) that requires for the Company to adopt certain corporate constructs, policies and procedures.

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

The government of China is adopting evolving policies regarding foreign and domestic trade. No assurance can be given that the government of China will continue to pursue policies that allow for open trade with foreign countries, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time, particularly in light of the trade and travel restrictions that the United States and China have implemented in recent years. Despite progress in developing its legal system, China does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in China may be protracted and may result in substantial costs and diversion of resources and management’s attention. Also, the evolving landscape of the interrelation between China and Hong Kong may have an adverse impact on our operations in Hong Kong and may impact our ability to attract and maintain necessary talent in that area. In addition, though changes in government policies and rules are timely published or communicated, there is usually no indication of the duration of any grace period before which full implementation and compliance will be required. As a result, it is possible that we might operate our business in violation of new rules and policies before full compliance can be achieved. These uncertainties could limit the legal protections available to us and adversely impact our results of operations.

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

Our U.S. entities and certain of our foreign subsidiaries have deferred income tax assets. Based on our forecast for future earnings and analysis, we believe we may not utilize our deferred income tax assets in future periods in the U.S. and certain subsidiaries in foreign jurisdictions and as a result have established a valuation allowance against those deferred tax assets. If our estimates of future earnings and analysis changes, we may change our determination to have a valuation allowance against our deferred income tax assets, which will result in an increase or decrease to our income tax provision that can impact our results of operations.

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

Item 6. Exhibits

Exhibit Number	Exhibits

3.1(a)	Registrant’s Certificate of Incorporation, as amended June 3, 2011 (1(a))
3.1(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, dated May 12, 2016 (1(b))
3.2	Registrant’s Fifth Amended and Restated Bylaws, as amended August 3, 2021 (2)
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)
Incorporated by reference (a) to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 6, 2011 and (b) to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 18, 2016.
(2)
Incorporated by reference to the Registrant’s Current Report on Form 10-Q as filed with the Commission on August 4, 2021.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: May 9, 2023	Thomas T. Edman
President and Chief Executive Officer

/s/ Todd B. Schull

Dated: May 9, 2023	Todd B. Schull
Executive Vice President and Chief Financial Officer