Form 10-Q
period 2023-07-03
TTM TECHNOLOGIES INC
filed 2023-08-10
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-31285

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

As of August 4, 2023, there were outstanding 103,871,225 shares of the registrant’s Common Stock, $0.001 par value.

TTM TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended July 3, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of July 3, 2023 and January 2, 2023

	As of
	July 3,	January 2,
	2023	2023
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$398,716	$402,749
Accounts receivable, net	386,903	473,225
Contract assets	312,529	335,788
Inventories	186,765	170,639
Receivable from sale of Shanghai E-MS (SH E-MS) property	6,595	69,240
Prepaid expenses and other current assets	44,546	41,415
Total current assets	1,336,054	1,493,056
Property, plant and equipment, net	709,577	724,204
Operating lease right-of-use assets	14,041	18,862
Goodwill	746,835	760,437
Definite-lived intangibles, net	264,240	288,037
Deposits and other non-current assets	77,744	39,008
Total assets	$3,148,491	$3,323,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$3,500	$50,000
Accounts payable	306,298	361,788
Contract liabilities	115,246	103,981
Accrued salaries, wages and benefits	74,097	115,524
Other current liabilities	103,243	130,032
Total current liabilities	602,384	761,325
Long-term debt, net of discount and issuance costs	864,413	879,407
Operating lease liabilities	8,804	12,249
Other long-term liabilities	128,581	135,044
Total long-term liabilities	1,001,798	1,026,700
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized; 111,240 and 109,598 shares issued as of July 3, 2023 and January 2, 2023, respectively; 103,870 and 102,228 shares outstanding as of July 3, 2023 and January 2, 2023, respectively	111	110
Treasury stock – common stock at cost; 7,370 shares as of July 3, 2023 and January 2, 2023	(98,659)	(98,659)
Additional paid-in capital	868,437	858,077
Retained earnings	801,851	800,841
Accumulated other comprehensive loss	(27,431)	(24,790)
Total stockholders’ equity	1,544,309	1,535,579
Total liabilities and stockholders' equity	$3,148,491	$3,323,604

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended July 3, 2023 and July 4, 2022

	Quarter Ended		Two Quarters Ended
	July 3,	July 4,	July 3,	July 4,
	2023	2022	2023	2022
	(Unaudited)
	(In thousands, except per share data)
Net sales	$546,509	$625,550	$1,090,946	$1,206,810
Cost of goods sold	448,002	508,477	906,316	998,814
Gross profit	98,507	117,073	184,630	207,996
Operating expenses:
Selling and marketing	18,180	17,557	39,482	35,829
General and administrative	37,840	48,350	72,913	81,120
Research and development	6,424	5,233	13,509	10,788
Amortization of definite-lived intangibles	3,852	8,275	25,816	16,549
Restructuring charges	10,803	456	14,970	640
Total operating expenses	77,099	79,871	166,690	144,926
Operating income	21,408	37,202	17,940	63,070
Other (expense) income:
Interest expense	(11,843)	(10,711)	(24,650)	(22,072)
Loss on extinguishment of debt	(1,154)	—	(1,154)	—
(Loss) gain on sale of subsidiary	(69)	—	1,270	—
Other, net	5,068	7,638	6,266	9,608
Total other expense, net	(7,998)	(3,073)	(18,268)	(12,464)
Income (loss) before income taxes	13,410	34,129	(328)	50,606
Income tax (provision) benefit	(6,586)	(6,337)	1,338	(5,568)
Net income	$6,824	$27,792	$1,010	$45,038

Earnings per share:
Basic earnings per share	$0.07	$0.27	$0.01	$0.44
Diluted earnings per share	$0.07	$0.27	$0.01	$0.43

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Two Quarters Ended July 3, 2023 and July 4, 2022

	Quarter Ended		Two Quarters Ended
	July 3,	July 4,	July 3,	July 4,
	2023	2022	2023	2022
	(Unaudited)
	(In thousands)
Net income	$6,824	$27,792	$1,010	$45,038
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	(1)	—	—	—
Foreign currency translation adjustments	(463)	(1,700)	(433)	(1,736)
Derecognition of foreign currency translation adjustments due to sale of subsidiary	—	—	(6,627)	—
Net unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	5,820	(129)	5,140	24
(Loss) gain realized in the statement of operations, net	(726)	1,053	(721)	3,087
Net	5,094	924	4,419	3,111
Other comprehensive income (loss), net of tax	4,630	(776)	(2,641)	1,375
Comprehensive income (loss), net of tax	$11,454	$27,016	$(1,631)	$46,413

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Two Quarters Ended July 3, 2023 and July 4, 2022

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Unaudited)
	(In thousands)
Balance, January 2, 2023	109,598	$110	(7,370)	$(98,659)	$858,077	$800,841	$(24,790)	$1,535,579
Net loss	—	—	—	—	—	(5,814)	—	(5,814)
Other comprehensive loss	—	—	—	—	—	—	(7,271)	(7,271)
Issuance of common stock for performance-based restricted stock units	337	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	21	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,240	—	—	5,240
Balance, April 3, 2023	109,956	$110	(7,370)	$(98,659)	$863,317	$795,027	$(32,061)	$1,527,734
Net income	—	—	—	—	—	6,824	—	6,824
Other comprehensive income	—	—	—	—	—	—	4,630	4,630
Issuance of common stock for restricted stock units	1,284	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	5,121	—	—	5,121
Balance, July 3, 2023	111,240	$111	(7,370)	$(98,659)	$868,437	$801,851	$(27,431)	$1,544,309

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Unaudited)
	(In thousands)
Balance, January 3, 2022	108,194	$108	(4,661)	$(63,807)	$840,113	$706,258	$(27,255)	$1,455,417
Net income	—	—	—	—	—	17,246	—	17,246
Other comprehensive income	—	—	—	—	—	—	2,151	2,151
Issuance of common stock for performance-based restricted stock units	182	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	7	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(2,373)	(30,232)	—	—	—	(30,232)
Fair value of warrants reclassified to warrant liabilities	—	—	—	—	(987)	—	—	(987)
Issuance of common stock from warrant exercises	—	—	38	572	(572)	—	—	—
Stock-based compensation	—	—	—	—	4,234	—	—	4,234
Balance, April 4, 2022	108,383	$108	(6,996)	$(93,467)	$842,788	$723,504	$(25,104)	$1,447,829
Net income	—	—	—	—	—	27,792	—	27,792
Other comprehensive income	—	—	—	—	—	—	(776)	(776)
Issuance of common stock for restricted stock units	1,172	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(374)	(5,192)	—	—	—	(5,192)
Stock-based compensation	—	—	—	—	4,427	—	—	4,427
Balance, July 4, 2022	109,555	$109	(7,370)	$(98,659)	$847,214	$751,296	$(25,880)	$1,474,080

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended July 3, 2023 and July 4, 2022

	Two Quarters Ended
	July 3, 2023	July 4, 2022
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$1,010	$45,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	50,190	43,289
Amortization of definite-lived intangible assets	34,047	19,316
Amortization of debt discount and issuance costs	1,225	1,069
Loss on extinguishment of debt	1,154	—
Deferred income taxes	(495)	(322)
Stock-based compensation	10,361	8,661
Gain on sale of subsidiary	(1,270)	—
Other	(234)	(3,655)
Changes in operating assets and liabilities:
Accounts receivable, net	76,590	(34,787)
Contract assets	22,110	(18,383)
Inventories	(19,082)	(6,091)
Prepaid expenses and other current assets	(7,580)	(18,586)
Accounts payable	(35,678)	39,556
Contract liabilities	11,265	17,669
Accrued salaries, wages and benefits	(40,911)	585
Other current liabilities	(21,740)	21,949
Net cash provided by operating activities	80,962	115,308
Cash flows from investing activities:
Acquisition of Gritel Holding Co., Inc. and ISC Farmingdale Corp.	—	(299,212)
Proceeds from sale of SH E-MS property	61,769	—
Purchase of property, plant and equipment and other assets	(80,467)	(49,927)
Proceeds from sale of property, plant and equipment and other assets	343	113
Proceeds from sale of subsidiary, net of cash disposed	6,039	—
Net cash used in investing activities	(12,316)	(349,026)
Cash flows from financing activities:
Repayment of long-term debt borrowings	(290,697)	—
Proceeds from long-term debt borrowing	234,818	—
Refund of customer deposits	(7,500)	—
Payment of debt issuance costs	(5,487)	—
Payment of original issue discount	(3,500)	—
Proceeds from borrowings of revolving loan	—	50,000
Repayment of revolving loan	—	(50,000)
Repurchases of common stock	—	(35,424)
Cash used to settle warrants	—	(887)
Net cash used in financing activities	(72,366)	(36,311)
Effect of foreign currency exchange rates on cash and cash equivalents	(313)	(1,103)
Net decrease in cash and cash equivalents	(4,033)	(271,132)
Cash and cash equivalents at beginning of period	402,749	537,678
Cash and cash equivalents at end of period	$398,716	$266,546
Supplemental cash flow information:
Cash paid, net for interest	$26,050	$22,793
Cash paid, net for income taxes	25,618	2,013
Supplemental disclosure of noncash investing and financing activities:
Cashless extinguishment of debt for issuance of new long-term debt borrowing	$115,182	$—
Property, plant and equipment recorded in accounts payable	19,993	40,365
Issuance of common stock for warrant settlement	—	589

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global manufacturer of technology solutions including mission systems, radio frequency (RF) components/RF microwave/microelectronic assemblies, quick-turn and technologically advanced printed circuit boards (PCB). The Company provides time-to-market and volume production of advanced technology products and offers a one-stop design, engineering, and manufacturing solution to customers. This one-stop design, engineering, and manufacturing solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

The Company serves a diversified customer base in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial and instrumentation related products, and networking. The Company’s customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors and government agencies.

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due, in part, to the on-going effects of the coronavirus (COVID-19) and its variants on the Company and the conflict between Russia and Ukraine, the global economy and financial markets have been volatile. In addition, both COVID-19 and the conflict in Ukraine have contributed to on-going disruptions in global supply chains, labor shortages, high inflation, and a potential recession, and there is a significant amount of uncertainty about the length and severity of the direct and indirect effects of COVID-19 variants and the conflict. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. The actual results the Company experienced may differ materially and adversely from its estimates. The Company uses a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31.

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 as of April 3, 2023. The Company has agreements with financial institutions to facilitate the payments to certain suppliers. Under the terms of the agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. The supplier receives payment from the financial institution, and the Company pays the financial institution based on the terms negotiated, which generally range from 160 days to 360 days, with a weighted average of 260 days. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $8,206 and $6,653 as of July 3, 2023 and January 2, 2023, respectively.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients and exceptions in Topic 848. On March 23, 2023, the Company entered into a four-year pay-fixed, receive floating (1-month CME Term Secured Overnight Financing Rate (SOFR)), interest rate swap arrangement with a notional amount of $250,000 for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, the Company pays a fixed rate of 3.49% against a portion of its Term SOFR-based debt and receives a floating 1-month CME Term SOFR during the swap period. The Company elected optional expedients provided in Topic 848 which allow the designation of the interest rate swap as a cash flow hedge.

(2) Acquisition of Gritel and ISC Farmingdale Corp.

On June 27, 2022, the Company completed its acquisition of all of the issued and outstanding capital stock of Gritel Holding Co., Inc. (Gritel) and ISC Farmingdale Corp. for a total consideration of $298,339 in cash. At the time of acquisition, Telephonics Corporation was wholly-owned by Gritel, and as a result of the acquisition, became an indirect, wholly-owned subsidiary of the Company (collectively with ISC Farmingdale Corp., Telephonics).

For the quarter and two quarters ended July 3, 2023, legal, accounting, and other professional service costs associated with the acquisition of $97 and $508, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed statements of operations. For the quarter and two quarters ended July 4, 2022, bank fees and legal, accounting, and other professional service costs associated with the acquisition of $9,854 and $10,708, respectively, were expensed and recorded as general and administrative expense in the consolidated condensed statements of operations.

Purchase Price Allocation

The purchase price was allocated to tangible and intangible assets acquired, and liabilities assumed based on the fair value at the date of the acquisition, June 27, 2022. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. As of July 3, 2023, the Company has finalized the allocation of the purchase price.

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed. The following summarizes the final estimated fair values of net assets acquired:

(In thousands)
Accounts receivable	$51,140
Contract assets	26,460
Inventories	38,616
Prepaid expenses and other current assets	5,605
Property, plant and equipment	69,253
Operating lease right-of-use assets	497
Goodwill	112,326
Identifiable intangible assets	101,000
Non-current deferred tax assets	913
Deposits and other non-current assets	3,129
Accounts payable	(16,026)
Contract liabilities	(65,262)
Accrued salaries, wages and benefits	(10,616)
Other current liabilities	(12,751)
Operating lease liabilities	(336)
Other long-term liabilities	(5,609)
Total	$298,339

Identifiable Intangible Assets

Acquired identifiable intangible assets include customer relationships, technology, backlog, and trade names. The fair value of the identifiable intangible assets was determined using various valuation methods including relief from royalty and excess earnings to determine the present value of expected future cash flows for each identifiable intangible asset based on discount rates. The expected cash flows were estimated using available historical data adjusted based on a market participant perspective. The Company used risk adjusted discount rates between 7.0% and 8.0% to discount the expected future cash flows. The fair value assigned to each class of intangible assets and the related weighted average amortization periods are as follows:

	Estimated Fair Value	Weighted Average Amortization Period
	(In thousands)	(In years)
Customer relationships	$56,000	10.0
Technology	29,500	5.0
Backlog	13,000	2.0
Trade names	2,500	2.0
	$101,000

In connection with the finalization of the acquired identifiable intangible asset valuation, the Company adjusted the amortization period of the intangible assets. As a result, the Company recorded a net reduction in amortization expense of $2,862 during the quarter ended July 3, 2023, which includes $4,813 of amortization expense and a reduction in amortization expense of $5,117 and $2,558 due to the change in amortization period, which corresponded to the year ended January 2, 2023 and quarter ended April 3, 2023, respectively. The Company recorded amortization expense of $15,252 related to the acquired identifiable intangible assets during the two quarters ended July 3, 2023 (of which $5,627 corresponded to the year ended January 2, 2023 due to the change in amortization period). For the quarter and two quarters ended July 3, 2023, $1,475 and $5,900 of amortization expense is included in cost of goods sold, respectively (of which $2,950 corresponded to the year ended January 2, 2023).

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. During the quarter ended July 3, 2023, the Company increased goodwill by $563 due to an adjustment to the estimate of fair value for deferred taxes. The Company believes that the acquisition of Telephonics will strengthen the Company’s differentiated position in the Aerospace and Defense market. The Company believes that these factors support the amount of goodwill recognized as a result of the purchase price paid for Telephonics, in relation to other acquired tangible and intangible assets. The goodwill acquired in the acquisition is not deductible for income tax purposes.

Results of Operations

Included in the consolidated condensed statements of operations are net sales of $53,327 and $101,966, excluding intercompany sales, for the quarter and two quarters ended July 3, 2023, respectively. Included in the consolidated condensed statements of operations are pre-tax income of $4,414 and $11,199, excluding amortization of intangibles, for the quarter and two quarters ended July 3, 2023, respectively. The results of operations of Telephonics for the quarter and two quarters ended July 4, 2022 are not material to the Company’s consolidated condensed statements of operations.

Pro forma Financial Information

The unaudited pro forma financial information below gives effect to this acquisition as if it had occurred at the beginning of fiscal 2022, or January 4, 2022. The pro forma financial information presented includes the effects of adjustments related to the amortization of acquired identifiable intangible assets, decrease in inventory markup, depreciation of acquired fixed assets, and other non-recurring transactions costs directly associated with the acquisition such as legal, accounting and banking fees.

The pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisition occurred at the beginning of the earliest period presented, or the results that may be achieved in future periods.

	Quarter Ended		Two Quarters Ended
	July 3, 2023	July 4, 2022	July 3, 2023	July 4, 2022
	(In thousands, except per share amounts)
Net sales	$546,509	$676,344	$1,090,946	$1,313,878
Net income	1,597	33,744	1,849	47,318
Basic earnings per share	$0.02	$0.33	$0.02	$0.46
Diluted earnings per share	$0.02	$0.33	$0.02	$0.46
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

The components of lease expense were as follows:

	Quarter Ended		Two Quarters Ended
	July 3, 2023	July 4, 2022	July 3, 2023	July 4, 2022
	(In thousands)
Operating lease cost	$1,762	$1,792	$3,808	$3,676
Variable lease cost	217	208	495	454
Short-term lease cost	158	174	275	314
Finance lease costs:
Amortization of right-of-use assets	343	344	687	687
Interest on lease liabilities	93	99	187	197

Supplemental cash flow information related to leases was as follows:

	Two Quarters Ended
	July 3, 2023	July 4, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,827	$3,654
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	728	5,368

Supplemental balance sheet information related to leases was as follows:

		As of
	Balance Sheet Location	July 3, 2023	January 2, 2023
		(In thousands)
Assets:
Operating leases	Operating lease right-of-use assets	$14,041	$18,862
Finance leases	Property, plant and equipment, net	12,697	13,384
Total lease assets		$26,738	$32,246
Liabilities:
Current:
Operating leases	Other current liabilities	$5,942	$7,368
Finance leases	Other current liabilities	769	736
Long-term:
Operating leases	Operating lease liabilities	8,804	12,249
Finance leases	Other long-term liabilities	13,189	13,579
Total lease liabilities		$28,704	$33,932

	As of
	July 3, 2023	January 2, 2023
Weighted average remaining lease term (years):
Operating leases	3.1	3.3
Finance leases	13.1	13.6
Weighted average discount rate:
Operating leases	3.34%	3.09%
Finance leases	2.69%	2.69%

Maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In thousands)
Less than one year	$6,303	$1,133
1 - 2 years	5,148	1,127
2 - 3 years	2,290	1,171
3 - 4 years	870	1,175
4 - 5 years	399	1,223
Thereafter	588	10,846
Total lease payments	15,598	16,675
Less imputed interest	(852)	(2,717)
Total	$14,746	$13,958

(1)
Excludes $2,074 of legally binding minimum lease payments for leases signed but not yet commenced.

(4) Revenues

As of July 3, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $376,291. The Company expects to recognize revenue on approximately 50% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months with the remaining amount expected to be recognized thereafter.

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of July 3, 2023 and January 2, 2023 were $19,971 and $21,632, respectively.

Revenue recognized for the two quarters ended July 3, 2023 from amounts recorded as contract liabilities as of January 2, 2023 was $27,069.

Revenue from products and services transferred to customers over time and at a point in time accounted for 96% and 4%, respectively, of the Company’s revenue for the quarter and two quarters ended July 3, 2023, and 97% and 3%, respectively, of the Company’s revenue for the quarter and two quarters ended July 4, 2022.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended July 3, 2023			Quarter Ended July 4, 2022
	PCB	RF&S Components	Total	PCB	RF&S Components	Total
End Markets	(In thousands)
Aerospace and Defense	$254,284	$—	$254,284	$189,676	$—	$189,676
Automotive	92,374	—	92,374	111,778	—	111,778
Data Center Computing	64,305	51	64,356	106,188	20	106,208
Medical/Industrial/Instrumentation	88,979	745	89,724	131,061	2,246	133,307
Networking	36,589	9,182	45,771	69,766	15,109	84,875
Other	—	—	—	960	(1,254)	(294)
Total	$536,531	$9,978	$546,509	$609,429	$16,121	$625,550

	Two Quarters Ended July 3, 2023			Two Quarters Ended July 4, 2022
	PCB	RF&S Components	Total	PCB	RF&S Components	Total
End Markets	(In thousands)
Aerospace and Defense	$486,576	$—	$486,576	$361,856	$—	$361,856
Automotive	185,841	—	185,841	227,014	—	227,014
Data Center Computing	122,175	51	122,226	197,972	20	197,992
Medical/Industrial/Instrumentation	189,747	1,662	191,409	251,423	3,784	255,207
Networking	86,303	18,591	104,894	133,409	28,866	162,275
Other	—	—	—	3,825	(1,359)	2,466
Total	$1,070,642	$20,304	$1,090,946	$1,175,499	$31,311	$1,206,810

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	July 3, 2023	January 2, 2023
	(In thousands)
Inventories:
Raw materials	$148,707	$145,561
Work-in-process	33,506	20,114
Finished goods	4,552	4,964
	$186,765	$170,639
Property, plant and equipment, net:
Land and land use rights	$76,811	$76,811
Buildings and improvements	445,969	443,353
Machinery and equipment	996,939	989,935
Furniture and fixtures and other	11,089	11,327
Construction-in-progress	32,891	27,774
	1,563,699	1,549,200
Less: Accumulated depreciation	(854,122)	(824,996)
	$709,577	$724,204
Other current liabilities:
Restructuring	$13,249	$2,513
Sales return and allowances	10,659	12,319
Accrued facility operating costs	9,371	9,081
Housing fund	7,309	7,440
Interest	6,846	9,336
Warranty	5,960	8,045
Operating leases	5,942	7,368
Income taxes payable	4,302	28,057
Accrued professional fees	3,232	5,123
Derivative liabilities	783	1,622
Other	35,590	39,128
	$103,243	$130,032
Other long-term liabilities:
Deferred income taxes	$54,470	$54,268
Customer deposits	31,250	38,750
Finance leases	13,189	13,579
Defined benefit pension plan liability	2,474	2,471
Other	27,198	25,976
	$128,581	$135,044

On December 22, 2022, land, building, and relevant ancillary assets related to the Company’s former Shanghai E-MS (SH E-MS) manufacturing facility were expropriated by the Chinese government for a compensation fee of Renminbi (RMB) 477.6 million generating a gain on the sale of $51,804. The Company received 90% of the proceeds as of July 3, 2023 and expects to receive the remaining 10% of the proceeds before December 30, 2023. As of July 3, 2023 and January 2, 2023, the receivable from sale of SH E-MS property was $6,595 and $69,240, respectively.

(6) Goodwill

As of July 3, 2023 and January 2, 2023, goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
Balance as of January 2, 2023
Goodwill	$823,837	$177,200	$1,001,037
Accumulated impairment losses	(171,400)	(69,200)	(240,600)
	652,437	108,000	760,437

Goodwill adjustment during the two quarters ended July 3, 2023	(10,787)	—	(10,787)
Derecognition of goodwill due to sale of subsidiary	(2,815)	—	(2,815)
Balance as of July 3, 2023
Goodwill	810,235	177,200	987,435
Accumulated impairment losses	(171,400)	(69,200)	(240,600)
	$638,835	$108,000	$746,835

During the two quarters ended July 3, 2023, the Company decreased goodwill by $10,787 due to an adjustment to the estimate of fair value for identifiable intangible assets and deferred taxes. Goodwill recognized as a result of the acquisition of Telephonics is finalized as of July 3, 2023. See Note 2, Acquisition of Gritel and ISC Farmingdale Corp., for further information.

(7) Definite-lived Intangibles

As of July 3, 2023 and January 2, 2023, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
July 3, 2023
Customer relationships	$416,230	$(203,782)	$212,448	11.2
Technology	66,650	(22,608)	44,042	8.2
Backlog	13,000	(6,500)	6,500	2.0
Trade names	2,500	(1,250)	1,250	2.0
	$498,380	$(234,140)	$264,240

January 2, 2023
Customer relationships	$366,071	$(187,560)	$178,511	11.3
Technology	47,650	(24,876)	22,774	9.5
Acquired intangibles from acquisition
Customer relationships	82,500	(3,173)	79,327	13.0
Trade names	8,250	(825)	7,425	5.0
	$504,471	$(216,434)	$288,037

The Company has acquired customer relationships, technology, backlog and trade names as a result of the Telephonics acquisition. See Note 2, Acquisition of Gritel and ISC Farmingdale Corp., for further information.

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $6,275 and $9,658 for the quarters ended July 3, 2023 and July 4, 2022, respectively, and $34,047 and $19,316 for the two quarters ended July 3, 2023 and July 4, 2022, respectively. For the quarter and two quarters ended July 3, 2023, $2,423 and $8,231, respectively, of amortization expense is included in cost of goods sold. For the quarter and two quarters ended July 4, 2022, $1,383 and $2,767, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2023	$27,530
2024	44,892
2025	36,897
2026	36,897
2027	34,543
Thereafter	83,481
$264,240

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of July 3, 2023 and January 2, 2023:

	Interest Rate as of July 3, 2023	Principal Outstanding as of July 3, 2023	Interest Rate as of January 2, 2023	Principal Outstanding as of January 2, 2023
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due May 2030	7.89	350,000	—	—
Asia ABL Revolving Loan due June 2028	6.44	30,000	5.79	30,000
Term Loan due September 2024	—	—	6.89	405,879
		880,000		935,879
Less: Long-term debt unamortized debt issuance costs		(8,616)		(6,080)
Long-term debt unamortized discount		(3,471)		(392)
		867,913		929,407
Less: current maturities		(3,500)		(50,000)
Long-term debt, less current maturities		$864,413		$879,407

Term Loan Facility

On May 30, 2023, pursuant to an Amended & Restated Term Loan Credit Agreement by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto (Term Loan Credit Agreement), the Company closed its $350,000 senior secured Term Loan due 2030 (Term Loan Facility), of which $3,500 is included in short-term debt and $346,500 is included in long-term debt. The Term Loan Facility was issued with a 1.0% original issue discount and bears interest at a floating rate of 1-month CME Term SOFR plus an applicable margin of 2.75%. There is no provision, other than an event of default, for the interest margin to increase. The Company is required to make quarterly principal repayments in an aggregate annual amount equal to 1% of the initial aggregate principal amount of the Term Loan Facility beginning October 1, 2023. Such principal repayment is payable quarterly on January 1, April 1, July 1, and October 1 and ending with the last such day to occur prior to May 30, 2030. The remaining principal under the Term Loan Facility is scheduled to mature on May 30, 2030. In addition, the Term Loan Credit Agreement will permit the Company to add one or more senior secured incremental term loan facilities to the Term Loan Facility subject to the satisfaction of certain conditions.

The Company used $234,818 under the Term Loan Facility and $115,182 of cashless rollover from continuing lenders, together with cash on hand, to refinance the full amount of indebtedness outstanding under the Company’s previous Term Loan Facility that was due to mature in 2024, as well as to pay related fees and expenses.

The obligations under the Term Loan Facility are unconditionally guaranteed by each Subsidiary Guarantor of the Company, subject to certain exceptions (Guarantors). The Term Loan Facility is secured by (i) a perfected first priority security interest in substantially all of the assets of the Company and the Guarantors (other than the U.S. ABL Priority Collateral (as defined below)), including all of the total outstanding voting capital stock held by the Company and the Guarantors (subject to a limitation of 65% on pledges of such capital stock of certain foreign subsidiaries and domestic holding companies of foreign subsidiaries) and (ii) a perfected second priority interest in all of the U.S. ABL Priority Collateral. The Term Loan Facility is structurally senior to the Company’s Senior Notes due 2029.

Asset-Based Lending Agreements

The Company amended and restated its U.S. Asset-Based Lending Credit Agreement (U.S. ABL) on May 30, 2023 and its Asia Asset-Based Lending Credit Agreement (Asia ABL) on June 14, 2023. Both agreements were amended for the benchmark interest rate and margins and maturity was extended to May 2028 and June 2028 for the U.S. ABL and the Asia ABL, respectively.

The U.S. ABL is comprised of a revolving credit facility for up to $150,000 and a sublimit for letter of credit for up to $50,000, provided that at no time may amounts outstanding under the agreement exceed in the aggregate $150,000 or the applicable borrowing base, which is the sum of (i) a percentage of the principal amount of “Eligible Accounts”, plus (ii) a percentage of the net orderly liquidation value of (x) “Eligible Inventory”, minus (y) “Inventory Reserves” applicable thereto, minus (iii) “Reserves”, each as defined in the U.S. ABL agreement.

Borrowings under the U.S. ABL bear interest at a floating rate of Term SOFR plus a margin ranging from 1.25% to 1.50%. The applicable margin can vary based on the remaining availability of the facility, from 125 to 150 basis points for Term SOFR-based loans and from 25 to 50 basis points for JPMorgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The Company is also required to pay certain fees in connection with the U.S. ABL agreement, including unused commitment fees based on the average daily unused portion of the U.S. ABL facility, equal to 0.25% on an annual basis.

The U.S. ABL is scheduled to mature on May 30, 2028. The Guarantors have also fully guaranteed the full and timely payment of all obligations in respect of the U.S. ABL. Loans made under the U.S. ABL are secured by a perfected first priority security interest in certain deposit accounts, cash and cash equivalents, accounts receivable and certain U.S. inventory (U.S. ABL Priority Collateral) as well as by a perfected second priority interest in all of the collateral securing the Term Loan Facility.

The Asia ABL is comprised of a revolving credit facility for up to $150,000 and a sublimit for letter of credit for up to $100,000, provided that at no time may amounts outstanding under the agreement exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement.

Borrowings under the Asia ABL bear interest at a floating rate of Term SOFR plus 130 basis points. There is no provision, other than an event of default, for the interest margin to increase. The Company is also required to pay certain fees in connection with the Asia ABL agreement, including unused commitment fees based on the average daily unused portion of the Asia ABL facility, equal to 0.25% on an annual basis.

The Asia ABL is scheduled to mature on June 13, 2028. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes due 2029.

As of July 3, 2023, letters of credit in the amount of $6,191 were outstanding under the U.S. ABL and $14,039 were outstanding under the Asia ABL with various maturities through September 2024. Available borrowing capacity under the U.S. ABL and the Asia ABL was $143,809 and $105,961, respectively, which considers letters of credit outstanding as of July 3, 2023.

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

Debt Issuance and Debt Discount

As of July 3, 2023 and January 2, 2023, remaining unamortized debt discount and debt issuance costs for the Senior Notes due 2029 and Term Loan Facility are as follows:

	As of July 3, 2023			As of January 2, 2023
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$4,435	$—	4.18%	$4,779	$—	4.18%
Term Loan due May 2030	4,181	3,471	8.25	—	—	—
Term Loan due September 2024	—	—	—	1,301	392	4.66
	$8,616	$3,471		$6,080	$392

The above debt discount and debt issuance costs are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

The remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,786 and $792 as of July 3, 2023 and January 2, 2023, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of July 3, 2023, the remaining weighted average amortization period for all unamortized debt discount and debt issuance costs was 6.3 years.

Loss on Extinguishment of Debt

During the quarter ended July 3, 2023, the Company recognized loss on extinguishment of debt of $1,154, primarily associated with the write-off of the remaining unamortized debt issuance and debt discount as a result of the repayment of the remaining outstanding balance of the Term Loan Facility that was due to mature September 2024.

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

During the quarter and two quarters ended July 3, 2023, the Company’s effective tax rate was impacted by a net discrete benefit of $1,079. This is primarily related to the release of uncertain tax positions due to the expiration of the statute of limitations in certain foreign jurisdictions.

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

	Quarter Ended		Two Quarters Ended
	July 3, 2023	July 4, 2022	July 3, 2023	July 4, 2022
	(In thousands)
Net Sales:
PCB	$536,531	$609,429	$1,070,642	$1,175,499
RF&S Components	9,978	16,121	20,304	31,311
Total net sales	$546,509	$625,550	$1,090,946	$1,206,810
Operating Segment Income (Loss):
PCB	$58,479	$91,908	$110,113	$148,448
RF&S Components	3,202	6,678	5,370	12,428
Corporate and Other	(33,998)	(51,726)	(63,496)	(78,490)
Total operating segment income	27,683	46,860	51,987	82,386
Amortization of definite-lived intangibles (1)	(6,275)	(9,658)	(34,047)	(19,316)
Total operating income	21,408	37,202	17,940	63,070
Total other expense, net	(7,998)	(3,073)	(18,268)	(12,464)
Income (loss) before income taxes	$13,410	$34,129	$(328)	$50,606

	As of
	July 3, 2023	January 2, 2023
	(In thousands)
Segment Assets:
PCB	$1,838,717	$1,890,723
RF&S Components	193,169	202,619
Corporate and Other	1,116,605	1,230,262
Total assets	$3,148,491	$3,323,604

(1)
Amortization of definite-lived intangibles relates to the PCB and RF&S Components reportable segments. For the quarter and two quarters ended July 3, 2023, $2,423 and $8,231, respectively, of amortization expense is included in cost of goods sold. For the quarter and two quarters ended July 4, 2022, $1,383 and $2,767, respectively, of amortization expense is included in cost of goods sold.

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

The Company markets and sells its products in approximately 60 countries. Other than in the United States, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are as follows:

	Quarter Ended		Two Quarters Ended
	July 3, 2023	July 4, 2022	July 3, 2023	July 4, 2022
	(In thousands)
Net Sales:
United States	$319,122	$274,480	$630,563	$538,881
China	31,775	75,771	75,812	152,976
Other	195,612	275,299	384,571	514,953
Total net sales	$546,509	$625,550	$1,090,946	$1,206,810

Net sales are attributed to countries by country invoiced.
(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of July 3, 2023 and January 2, 2023:

	Foreign Currency Translation	Pension Obligation	(Losses) Gains on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of January 2, 2023	$(25,984)	$1,279	$(85)	$(24,790)
Other comprehensive (loss) income before reclassifications	(7,060)	—	5,140	(1,920)
Amounts reclassified from accumulated other comprehensive loss	—	—	(721)	(721)
Other comprehensive (loss) income	(7,060)	—	4,419	(2,641)
Ending balance as of July 3, 2023	$(33,044)	$1,279	$4,334	$(27,431)

(12) Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $232,479 and $161,708 as of July 3, 2023 and January 2, 2023, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs on-going credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. There were no customers that accounted for 10% or more of accounts receivable as of July 3, 2023. As of January 2, 2023, there was one customer that accounted for 11% of the Company’s accounts receivable.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter and two quarters ended July 3, 2023, one customer accounted for approximately 13% of the Company’s net sales. For the quarter and two quarters ended July 4, 2022, one customer accounted for approximately 11% and 10% of the Company’s net sales, respectively.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of July 3, 2023 and January 2, 2023 were as follows:

	As of		As of
	July 3, 2023		January 2, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$4,342	$4,342	$—	$—
Derivative assets, non-current	1,514	1,514	—	—
Derivative liabilities, current	783	783	1,622	1,622
Senior Notes due March 2029	495,565	424,515	495,221	430,165
Term Loan due May 2030	342,348	347,813	—	—
Term Loan due September 2024	—	—	404,186	405,628
ABL Revolving Loans	30,000	30,000	30,000	30,000

The fair value of the derivative instruments was determined using pricing models developed based on the 1-month CME Term SOFR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of July 3, 2023 and January 2, 2023, which are considered Level 2 inputs.

As of July 3, 2023 and January 2, 2023, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of July 3, 2023 and January 2, 2023 and included as a component of other current liabilities. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Offset Agreements

The Company has and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and the Company’s obligations under these agreements may be satisfied through activities that do not require the Company to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for activities such as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of July 3, 2023, the Company had outstanding offset agreements of approximately $20,169, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event the Company fails to perform in accordance with contract requirements. Historically, the Company has not paid any such penalties, and as of July 3, 2023, no such penalties have been paid.

(15) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and two quarters ended July 3, 2023 and July 4, 2022:

	Quarter Ended		Two Quarters Ended
	July 3,	July 4,	July 3,	July 4,
	2023	2022	2022	2022
	(In thousands, except per share amounts)
Net income	$6,824	$27,792	$1,010	$45,038

Basic weighted average shares	102,759	101,270	102,570	101,941
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	2,061	1,951	2,005	1,818
Dilutive effect of outstanding warrants	—	—	—	3
Diluted shares	104,820	103,221	104,575	103,762
Earnings per share:
Basic	$0.07	$0.27	$0.01	$0.44
Diluted	$0.07	$0.27	$0.01	$0.43

Performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock options to purchase 524 and 345 shares of common stock for the quarter and two quarters ended July 3, 2023, respectively, and 1,054 and 1,014 shares of common stock for the quarter and two quarters ended July 4, 2022, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met at July 3, 2023 and July 4, 2022, and for RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common stock during the applicable quarter and two quarters and, as a result, the impact would be anti-dilutive.

(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Two Quarters Ended
	July 3,	July 4,	July 3,	July 4,
	2023	2022	2023	2022
	(In thousands)
Cost of goods sold	$1,497	$1,172	$3,159	$2,448
Selling and marketing	698	620	1,439	1,270
General and administrative	2,677	2,396	5,239	4,449
Research and development	249	239	524	494
Stock-based compensation expense recognized	$5,121	$4,427	$10,361	$8,661

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of July 3, 2023:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$46,819	1.7
PRU awards	2,303	1.2
	$49,122

(17) Restructuring Charges

On February 8, 2023, the Company announced a consolidation plan, which would include closing three of its manufacturing facilities and consolidating the operations of those facilities into other Company facilities. The three manufacturing facilities are PCB operations located in Anaheim and Santa Clara, California, and Hong Kong. As of July 3, 2023, the Company has ceased operations at the Hong Kong manufacturing facility. The Company expects the Anaheim and Santa Clara facilities to cease operations by the end of 2023. The Company expects to record between $22,000 and $28,000 in separation, accelerated depreciation and disposal costs related to this restructuring, primarily by the end of 2023. Approximately 80% of these costs are expected to be in the form of cash expenditures and the rest in the form of non-cash charges. As of July 3, 2023, the Company has incurred approximately $11,456 of restructuring charges and $2,649 of accelerated depreciation expense since the February 8, 2023 announcement.

In addition to this consolidation plan, the Company recognized employee separation, contract termination and other costs during the quarter and two quarters ended July 3, 2023 and July 4, 2022 in connection with other global realignment restructuring efforts. Contract termination and other costs primarily represented plant closure costs.

The below table summarizes such restructuring costs by reportable segment for the quarter and two quarters ended July 3, 2023 and July 4, 2022:

	Quarter Ended July 3, 2023			Two Quarters Ended July 3, 2023
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$7,385	$2,999	$10,384	$11,142	$3,185	$14,327
RF&S Components	14	—	14	14	—	14
Corporate and Other	179	226	405	305	324	629
	$7,578	$3,225	$10,803	$11,461	$3,509	$14,970

	Quarter Ended July 4, 2022			Two Quarters Ended July 4, 2022
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment: (1)
PCB	$—	$343	$343	$—	$343	$343
Corporate and Other	—	113	113	31	266	297
	$—	$456	$456	$31	$609	$640

(1)
There were no restructuring costs incurred for RF&S Components reportable segment during the quarter and two quarters ended July 4, 2022.

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The below table shows the utilization of the accrued restructuring costs during the two quarters ended July 3, 2023:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of January 2, 2023	$2,510	$3	$2,513
Charged to expense	11,461	3,509	14,970
Amount paid, net of government contributions eligible for offsetting	(1,316)	(2,918)	(4,234)
Accrued as of July 3, 2023	$12,655	$594	$13,249

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report or future quarterly reports to stockholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in Item 1A “Risk Factors” of Part II below and elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Quarterly Report on Form 10-Q, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 2, 2023, filed with the SEC.

COMPANY OVERVIEW

We are a leading global manufacturer of technology solutions including mission systems, radio frequency (RF) components/RF microwave/microelectronic assemblies, quick-turn and technologically advanced printed circuit boards (PCB). We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering, and manufacturing solution to our customers. This one-stop design, engineering, and manufacturing solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial and instrumentation, and networking. Our customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors and government agencies.

RECENT DEVELOPMENTS

While demand in the Aerospace and Defense end market remains strong, bookings in our commercial end markets have stabilized at a low level given continued customer inventory reductions and weaker end market demand. This resulted in a decline to revenues during the quarter ended July 3, 2023 when compared to the same quarter last year.

On May 30, 2023, we closed our $350.0 million senior secured Term Loan due 2030 (Term Loan Facility). The Term Loan Facility was issued with a 1.0% original issue discount and bears interest at a floating rate of 1-month CME Term Secured Overnight Financing Rate (SOFR) plus an applicable margin of 2.75%. We also amended and restated our U.S. Asset-Based Lending Credit Agreement (U.S. ABL) on May 30, 2023 and our Asia Asset-Based Lending Credit Agreement (Asia ABL) on June 14, 2023. Both agreements were amended for the benchmark interest rate and margins and maturity was extended to May 2028 and June 2028 for the U.S. ABL and the Asia ABL, respectively. Refer to Part I, Item 1, Note 8, Long-term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information.

On March 30, 2023, we completed the sale of our Shanghai Backplane Assembly entity for approximately $11.2 million to DBG Holdings Limited (DBG), which is wholly owned by DBG Technology Co. Ltd., a public company traded on the Shenzhen Stock Exchange. We recorded a gain on the sale of $1.3 million.

On February 8, 2023, we announced our plan to close PCB manufacturing operations in Anaheim and Santa Clara, California, and Hong Kong and to consolidate the business from these sites into our remaining facilities. The plant closures are expected to improve both facility and talent utilization across our footprint resulting in improved profitability. We expect to record between $22.0 million and $28.0 million in separation, accelerated depreciation and disposal costs related to this restructuring, primarily between now and the end of 2023. Approximately 80% of these costs are expected to be in the form of cash expenditures and the rest in the form of non-cash charges. As of July 3, 2023, we have substantially closed the Hong Kong manufacturing facility. We expect the Anaheim and Santa Clara facilities to be substantially closed by the end of 2023.

On December 22, 2022, our land, building, and relevant ancillary assets related to our former Shanghai E-MS (SH E-MS) manufacturing facility was expropriated by the Chinese government for a compensation fee of Renminbi (RMB) 477.6 million resulting in a gain on the sale of $51.8 million. We received 90% of the proceeds as of July 3, 2023 and expect to receive the remaining 10% of the proceeds before December 30, 2023. As of July 3, 2023 and January 2, 2023, the receivable from sale of SH E-MS property was $6.6 million and $69.2 million, respectively.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 50% and 49% of our net sales for the quarter and two quarters ended July 3, 2023, respectively. Sales to our ten largest customers collectively accounted for 41% and 43% of our net sales for the quarter and two quarters ended July 4, 2022, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Two Quarters Ended
End Markets (1)	July 3, 2023	July 4, 2022	July 3, 2023	July 4, 2022
Aerospace and Defense	47%	30%	45%	30%
Automotive	17	18	17	19
Data Center Computing	12	17	11	16
Medical/Industrial/Instrumentation	16	21	17	21
Networking	8	14	10	14
Total	100%	100%	100%	100%

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

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations, for the periods indicated:

	Quarter Ended		Two Quarters Ended
	July 3, 2023	July 4, 2022	July 3, 2023	July 4, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	82.0	81.3	83.1	82.8
Gross profit	18.0	18.7	16.9	17.2
Operating expenses:
Selling and marketing	3.3	2.8	3.6	2.9
General and administrative	6.9	7.7	6.7	6.7
Research and development	1.2	0.9	1.2	0.9
Amortization of definite-lived intangibles	0.7	1.3	2.4	1.4
Restructuring charges	2.0	0.1	1.4	0.1
Total operating expenses	14.1	12.8	15.3	12.0
Operating income	3.9	5.9	1.6	5.2
Other (expense) income:
Interest expense	(2.2)	(1.7)	(2.2)	(1.8)
Loss on extinguishment of debt	(0.2)	—	(0.1)	—
(Loss) gain on sale of subsidiary	—	—	0.1	—
Other, net	0.9	1.3	0.6	0.8
Total other expense, net	(1.5)	(0.4)	(1.6)	(1.0)
Income before income taxes	2.4	5.5	—	4.2
Income tax (provision) benefit	(1.2)	(1.1)	0.1	(0.5)
Net income	1.2%	4.4%	0.1%	3.7%

The following discussion and analysis is for the quarter and the two quarters ended July 3, 2023, compared to the same periods ended July 4, 2022, unless otherwise stated.

Net Sales

Total net sales decreased $79.0 million, or 12.6%, to $546.5 million for the second quarter of 2023 from $625.6 million for the second quarter of 2022. The decrease in total net sales primarily resulted from a decrease in net sales for the PCB reportable segment of $72.9 million, or 12.0%, to $536.5 million for the second quarter of 2023 from $609.4 million for the second quarter of 2022. The primary driver of this decrease was demand weakness in our commercial end markets, partially offset by the inclusion of Telephonics as well as organic growth in our Aerospace and Defense end market. Net sales for the RF&S Components reportable segment decreased $6.1 million, or 38.1%, to $10.0 million for the second quarter of 2023 from $16.1 million for the second quarter of 2022, which was primarily due to lower demand in our Networking end market.

Total net sales decreased $115.9 million, or 9.6%, to $1,090.9 million for the first two quarters of 2023 from $1,206.8 million for the first two quarters of 2022. This decrease in total net sales primarily resulted from a decrease in net sales for the PCB reportable segment of $104.9 million, or 8.9%, to $1,070.6 million for the first two quarters of 2023 from $1,175.5 million for the first two quarters of 2022. The primary driver of this decrease was demand weakness in our commercial end markets, partially offset by the inclusion of Telephonics as well as organic growth in our Aerospace and Defense end market. Additionally, there was a decrease in net sales for the RF&S Components reportable segment of $11.0 million, or 35.2%, to $20.3 million for the first two quarters of 2023 from $31.3 million for the first two quarters of 2022 primarily due to lower demand in our Networking end market.

Gross Margin

Overall gross margin decreased to 18.0% for the second quarter of 2023 from 18.7% for the second quarter of 2022. Gross margin for the PCB reportable segment decreased to 18.6% for the second quarter of 2023 from 19.6% for the second quarter of 2022. This decrease was primarily due to the revenue decline in the commercial sector, including lower premium revenue and prices, and production inefficiencies including supply chain challenges in the integrated electronics portion of our Aerospace and Defense end market partially offset by better product mix, the inclusion of Telephonics and favorable exchange rates. Gross margin for the RF&S

Components reportable segment decreased to 57.4% for the second quarter of 2023 from 60.2% for the second quarter of 2022, primarily due to lower sales.

Overall gross margin decreased to 16.9% for the first two quarters of 2023 from 17.2% for the first two quarters of 2022. Gross margin for the PCB reportable segment increased to 17.6% for the first two quarters of 2023 from 17.2% for the first two quarters of 2022. This increase was primarily due to the inclusion of Telephonics, better product mix and favorable exchange rates partially offset by lower revenue, lower premium revenue and pricing, and production inefficiencies. Gross margin for the RF&S Components reportable segment decreased to 53.5% for the first two quarters of 2023 from 60.3% for the first two quarters of 2022, primarily due to lower sales.

Capacity utilization is a key driver for us, which is measured by the actual production as a percentage of capacity. This measure is particularly important in our high-volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the second quarter of 2023 in our Asia and North America PCB facilities was 46% and 38%, respectively, compared to 81% and 44%, respectively, for the second quarter of 2022. Capacity utilization for the first two quarters of 2023 in our Asia and North America PCB facilities was 49% and 38%, respectively, compared to 79% and 47%, respectively, for the first two quarters of 2022. The decrease in capacity utilization in our Asia PCB facilities was caused by a decline in production volumes due to demand weakness in our commercial end markets while the decrease in our North America PCB facilities was due to the additional plating capacity added as well as a greater mix of higher technology product that requires less plating.

Selling and Marketing Expenses

Selling and marketing expenses increased $0.6 million, to $18.2 million for the second quarter of 2023 from $17.6 million for the second quarter of 2022. As a percentage of net sales, selling and marketing expenses were 3.3% for the second quarter of 2023, as compared to 2.8% for the second quarter of 2022. The increase in selling and marketing expenses was primarily due to $2.1 million of selling and marketing expenses incurred by Telephonics post acquisition, partially offset by a $1.7 million decrease in commission expense.

Selling and marketing expenses increased $3.7 million, to $39.5 million for the first two quarters of 2023 from $35.8 million for the first two quarters of 2022. As a percentage of net sales, selling and marketing expenses were 3.6% for the first two quarters of 2023, as compared to 2.9% for the first two quarters of 2022. The increase in selling and marketing expenses for the first two quarters of 2023 was primarily due to $4.2 million of selling and marketing expenses incurred by Telephonics post acquisition and an increase in labor and travel costs, partially offset by a $2.0 million decrease in commission expense.

General and Administrative Expenses

General and administrative expenses decreased $10.5 million to $37.8 million, or 6.9% of net sales, for the second quarter of 2023 from $48.4 million, or 7.7% of net sales, for the second quarter of 2022. The decrease in general and administrative expenses was primarily due to $10.4 million of reduced acquisition and integration costs mainly related to the acquisition of Telephonics on June 27, 2022. In addition, there was a decrease of $1.9 million in incentive compensation. These decreases were partially offset by $2.4 million of general and administrative expenses incurred by Telephonics post acquisition.

General and administrative expenses decreased $8.2 million to $72.9 million, or 6.7% of net sales, for the first two quarters of 2023 from $81.1 million, or 6.7% of net sales, for the first two quarters of 2022. The decrease in general and administrative expenses primarily resulted from $10.9 million of reduced acquisition and integration costs mainly related to the acquisition of Telephonics on June 27, 2022, partially offset by $3.6 million of general and administrative expenses incurred by Telephonics post acquisition.

Research and Development Expenses

Research and development expenses increased $1.2 million to $6.4 million, or 1.2% of net sales, for the second quarter of 2023 from $5.2 million, or 0.9% of net sales, for the second quarter of 2022. The increase in expense was primarily due to $1.9 million of research and development expense incurred by Telephonics post acquisition.

Research and development expenses increased $2.7 million to $13.5 million, or 1.2% of net sales, for the first two quarters of 2023 from $10.8 million, or 0.9% of net sales, for the first two quarters of 2022. The increase in expense was primarily due to $3.2 million of research and development expense incurred by Telephonics post acquisition.

Total Other Expense, Net

Total other expense, net increased $4.9 million to $8.0 million for the second quarter of 2023 from $3.1 million for the second quarter of 2022. This increase was primarily the result of a decrease in other income of $2.6 million mainly due to foreign currency losses resulting from the strengthening RMB in the second quarter of 2023 compared to the second quarter of 2022, a loss on extinguishment of debt of $1.2 million, and an increase in interest expense of $1.1 million due to higher interest rates. We utilize the RMB at our China facilities for employee-related expenses, RMB denominated purchases, and other costs of running our operations in China.

Total other expense, net increased $5.8 million to $18.3 million for the first two quarters of 2023 from $12.5 million for the first two quarters of 2022. This increase was primarily the result of a decrease in other income of $3.3 million mainly due to foreign currency losses resulting from the strengthening RMB in the first two quarters of 2023 compared to the first two quarters of 2022, and an increase in interest expense of $2.6 million due to higher interest rates.

Income Taxes

Income tax expense increased by $0.3 million to $6.6 million for the second quarter of 2023 from $6.3 million for the second quarter of 2022. The increase in income tax expense was primarily due to a change in the mix of U.S. and foreign pre-tax income partially offset by the release of uncertain tax positions due to the expiration of the statute of limitation in foreign jurisdictions.

Income tax expense decreased by $6.9 million to a $1.3 million tax benefit for the first two quarters of 2023 from $5.6 million of tax expense for the first two quarters of 2022. The decrease in income tax expense for the first two quarters of 2023 was primarily due to a decrease in pre-tax income for the first two quarters of 2023, the release of uncertain tax positions due to the expiration of the statute of limitation in foreign jurisdictions, and the absence in the first quarter of 2023 of the High and New Tax Enterprise status renewal benefits that existed in the first quarter of 2022.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of approximately $54.4 million and $20.7 million as of July 3, 2023 and July 4, 2022, respectively. The increase in the deferred income tax liability was primarily due to the recording of a full valuation allowance for the U.S. in the last quarter of 2022.

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

Cash flow provided by operating activities during the first two quarters of 2023 was $81.0 million as compared to cash flow provided by operating activities of $115.3 million in the same period in 2022. The decrease in cash flow was primarily due to the $44.0 million decrease in net income.

Net cash used in investing activities was approximately $12.3 million for the first two quarters of 2023, primarily reflecting the use of $80.5 million for purchases of property, plant and equipment and other assets, partially offset by the receipt of $61.8 million of proceeds from the sale of property associated with our Shanghai E-MS subsidiary and $6.0 million of proceeds from the sale of our Shanghai Backplane Assembly subsidiary, net of cash disposed. Net cash used in investing activities was approximately $349.0 million for the first two quarters of 2022, primarily reflecting the $299.2 million acquisition of Telephonics and $49.9 million for purchases of property, plant and equipment and other assets.

Net cash used in financing activities during the first two quarters of 2023 was $72.4 million, primarily reflecting repayment of long-term debt borrowings of $290.7 million, refund of customer deposits of $7.5 million, payment of debt issuance costs of $5.5 million and payment of original issue discount of $3.5 million, partially offset by the receipt of proceeds from long-term debt borrowing of $234.8 million. Net cash used in financing activities during the first two quarters of 2022 was $36.3 million, primarily reflecting repurchases of common stock of $35.4 million and cash used to settle warrants of $0.9 million.

As of July 3, 2023, we had cash and cash equivalents of approximately $398.7 million, of which approximately $232.5 million was held by our foreign subsidiaries, primarily in Hong Kong. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for the repatriation of this cash.

Our 2023 capital expenditures are expected to be in the range of $130.0 million to $150.0 million.

Long-term Debt and Letters of Credit

As of July 3, 2023, we had $867.9 million of outstanding debt, net of discount and debt issuance costs, composed of $495.6 million of Senior Notes due March 2029, $342.3 million of a Term Loan due May 2030, and $30.0 million under the Asia ABL.

Pursuant to the terms of the Term Loan Facility and Senior Notes due 2029, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments. Under the U.S. ABL and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of July 3, 2023, we were in compliance with the covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

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

Contractual Obligations and Commitments

As part of our on-going operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, purchase obligations, and leases as of July 3, 2023. As of the date of this report, there were no material changes outside the ordinary course of business since January 2, 2023 to our contractual obligations and commitments and the related cash requirements, except for our interest on debt obligations. Our aggregate interest on debt obligations as of July 3, 2023 amounted to $312.9 million, which are expected to be settled as follows: $49.5 million within 1 year, $98.1 million within 1-3 years, $97.0 million within 4-5 years, and $68.3 million after 5 years. For debt obligations based on variable rates, interest rates used are as of July 3, 2023.

Offset Agreements

Following the acquisition of Telephonics on June 27, 2022, we have and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and our obligations under these agreements may be satisfied through activities that do not require us to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of July 3, 2023, we had outstanding offset agreements of approximately $20.2 million, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event we fail to perform in accordance with contract requirements. Historically, we have not paid any such penalties, and as of July 3, 2023, no such penalties have been paid.

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

Interest Rate Risks

Our business is exposed to risk resulting from fluctuations in interest rates. Our interest expense is more sensitive to fluctuations in the general level of Term Secured Overnight Financing Rate (SOFR) interest rates than to changes in rates in other markets. Increases in interest rates would increase interest expense relating to our outstanding variable rate borrowings and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of our debt obligations.

On March 23, 2023, we entered into a four-year pay-fixed, receive floating (1-month CME Term SOFR), interest rate swap arrangement with a notional amount of $250.0 million for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, we pay a fixed rate of 3.49% against the first interest payments of a portion of our Term SOFR-based debt and receive floating 1-month CME Term SOFR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of July 3, 2023, the fair value of the interest rate swap was recorded as an asset, of which $4.3 million is included as a component of prepaid expenses and other current assets and $1.5 million is included as a component of deposits and other non-current assets. No ineffectiveness was recognized for the quarter and two quarters ended July 3, 2023. During the quarter and two quarters ended July 3, 2023, the interest rate swap decreased interest expense by $1.0 million.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of July 3, 2023, approximately 85.2% of our total debt was based on fixed rates. Based on our borrowings as of July 3, 2023, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $1.3 million.

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

Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts as of July 3, 2023 was approximately $1.9 million (EUR 1.8 million). There were no foreign exchange contracts as of January 3, 2022.

Commodity Price Risks

We are exposed to certain commodity risks associated with prices for various raw materials, particularly copper, which may negatively affect our profitability. Copper clad laminates (CCLs), a key raw material for the manufacture of PCBs, are made from epoxy resin, glass cloth, and copper foil, all of which are seeing limited supply and volatility in prices. We only buy a small amount of copper directly. However, copper is a major driver of laminate cost. We are hedging copper as a proxy for hedging laminate. As of July 3, 2023, we had commodity contracts with a notional quantity of (i) 700 metric tonnes for the period beginning July 1, 2023 and ending on September 30, 2023, (ii) 700 metric tonnes for the period beginning October 1, 2023 and ending on December 31, 2023, (iii) 675 metric tonnes for the period beginning January 1, 2024 and ending on March 31, 2024, and (iv) 600 metric tonnes for the period beginning April 1, 2024 and ending on June 30, 2024. As of July 3, 2023, the fair value of the commodity contracts was recorded as a liability in the amount of $0.2 million and included as a component of other current liabilities. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more in the future.

Debt Instruments

The table below presents the fiscal calendar maturities of our debt instruments through 2027 and thereafter as of July 3, 2023:

	As of July 3, 2023
	Remaining 2023	2024	2025	2026	2027	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate (1)	$875	$3,500	$3,500	$3,500	$3,500	$365,125	$380,000	$377,813	7.78%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	424,515	4.00%
Total	$875	$3,500	$3,500	$3,500	$3,500	$865,125	$880,000	$802,328

(1)
Interest rate swap effectively fixed $250,000 of variable rate debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO have concluded that, as of July 3, 2023 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 3, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We serve customers and have manufacturing facilities throughout the world and are subject to risks caused by local and global pandemics and other similar risks, including without limitation, coronavirus (COVID-19) and its variants, which could materially adversely affect our business, financial condition, and results of operations.

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

In particular, multiple facets of our business may be negatively impacted by the fear of exposure to or actual effects of COVID-19, its variants, and other disease outbreaks, epidemics, pandemics and similar widespread public health concerns. These impacts include but are not limited to:

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

•
reduced demand for our products and services caused by, but not limited to, the effect of quarantine or other travel restrictions or financial hardship on our workforce or the businesses in the industries we service; or
•
restrictions to our business as a result of federal or state laws, regulations, orders or other governmental or regulatory actions, if adopted.

Any of the foregoing factors, or other cascading effects that are not currently foreseeable, could materially increase our costs, negatively impact our sales, or damage the Company’s financial condition, results of operations, cash flows and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

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

We have significant manufacturing operations in China, elsewhere in Asia and Canada and sales offices located in Asia and Europe. We continue to consider additional opportunities to make foreign investments and construct new foreign facilities.

In addition, for the quarter ended July 3, 2023, we generated approximately 43% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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
•
public health crises, such as COVID-19 and its variants;
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

In North America, we are experiencing wage inflation pressures, as a result of labor shortages, and certain pressures which are also mandated by local and state governments. Further, we are experiencing rising health care costs. While we strive to manage these challenges, there can be no assurance that our efforts will succeed which would result in higher costs and lower profits. The competition for talent and labor in North America and in general is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, which could include increases in wages and benefits necessary to attract and retain high quality employees with the right skill sets, increases triggered by regulatory actions regarding wages, scheduling, and benefits; increases in health care and workers’ compensation insurance costs; and increases in benefits and costs related to COVID-19 and its variants from time to time. In light of the current challenging labor market conditions, our wages and benefits programs and any steps we take to increase our wages and benefits, may be insufficient to attract and retain talent at all levels of our organization. Existing labor shortages, and our inability to attract employees to maintain a qualified workforce, could adversely affect our production and our overall business and financial performance.

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

In addition, our industry continues to experience, a shortage of workers. Although we believe this shortage is due, in part, to on-going repercussions of COVID-19 and its variants, the shortage may prove to be systemic. We rely on maintaining a sufficient workforce at all levels of our organization to design, manufacture and distribute our products. If the labor markets remain tight and we are unable to adequately staff our facilities due to a shortage of qualified workers, our operations and financial performance would likely be adversely affected.

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

Consolidations and restructuring in our supplier base and equipment fabricators related to our raw materials purchases or the manufacturing equipment we use to fabricate our products may result in adverse changes in pricing of materials due to reduction in competition among our raw material suppliers or an elimination or shortage of equipment and spare parts from our manufacturing equipment supply base. Suppliers and equipment manufacturers may be impacted by other events outside our control including macro-economic events, financial instability, environmental occurrences, or supplier interruptions due to fire, natural catastrophes, public health crises or otherwise. Several of these factors have contributed to supply chain constraints we continue to experience. As a result, suppliers and equipment manufacturers have extended lead times, limited supplies, and/or increased prices due to capacity constraints and other factors. These have impacted our ability to deliver our products on a timely basis, our inventory levels and cash flow, and could negatively impact our financial results. The severity of the constraints in the supply chain is continuously changing, which creates substantial uncertainties in our business. In addition, in extreme circumstances, the suppliers we purchase from could cease production altogether due to a fire, natural disaster, consolidation or liquidation of their businesses. The supply chain constraints and other factors discussed above may continue to impact our ability to deliver our products on a timely basis, harm our customer relationships and negatively impact our financial results.

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

As of July 3, 2023, our consolidated condensed balance sheet included $1,011.1 million of goodwill and definite-lived intangible assets. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Sales to EMS companies represented approximately 30% and 34% of our net sales for the quarters ended July 3, 2023 and July 4, 2022, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers collectively accounted for approximately 40% and 30% of our net sales for the quarters ended July 3, 2023 and July 4, 2022, respectively, and one customer represented 13% of our net sales for the quarter ended July 3, 2023. Furthermore, our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended July 3, 2023, aerospace and defense sales accounted for approximately 47% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and U.S. government approved foreign military and defense programs. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 30% and 34% of our net sales for the quarters ended July 3, 2023 and July 4, 2022, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

We have substantial debt and, as a result, we have significant debt service obligations. As of July 3, 2023, we maintain $350.0 million outstanding under our Term Loan Facility due 2030 (Term Loan Facility) at a floating rate of Term Secured Overnight Financing Rate (SOFR) plus 2.75%, $500.0 million of Senior Notes due 2029 (Senior Notes due 2029) at an interest rate of 4.0%, and $30.0 million outstanding under a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

Our Term Loan Facility and our Asia ABL are subject to interest at a floating rate of Term SOFR plus a margin, and as a result, we have exposure to interest rate risk. Certain central banks, such as the U.S. Federal Reserve, effected multiple interest rate increases in 2022 and 2023. Increases in interest rates increase our cost of borrowing and/or potentially make it more difficult to refinance our existing indebtedness, if necessary. We have attempted to mitigate this risk by entering into a four-year pay-fixed, receive floating (1-month CME Term SOFR), interest rate swap arrangement in March 2023 with such swap having a notional amount of $250.0 million for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, we pay a fixed rate of 3.49% against the first interest payments of a portion of our Term SOFR-based debt and receive floating 1-month CME Term SOFR during the swap period. Although we have taken measures to mitigate our risk to interest rate increases, our swap instruments may not be wholly effective in mitigating this risk or otherwise provide an effective hedge against all interest rate volatility. See Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risks appearing in Part 1, Item 3 of this Quarterly Report on Form 10-Q for further information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended July 3, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibits

10.1

Amended & Restated Term Loan Credit Agreement, dated as of May 30, 2023, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (1)

10.2

Amended & Restated ABL Credit Agreement, dated as of May 30, 2023, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, Bank of America, N.A. and Truist Securities, Inc. as Syndication Agents, and HSBC Securities (USA) Inc., as Documentation Agent (2)

10.3

Amended & Restated Facility Agreement, dated as of June 14, 2023, by and among TTM Technologies China Limited and TTM Technologies Trading (Asia) Company Limited, as borrowers, TTM Technologies (Asia Pacific) Limited and other parties as guarantors, The Hongkong and Shanghai Banking Corporation Limited and Barclays Bank PLC as original lenders, and The Hongkong and Shanghai Banking Corporation Limited as arranger, facility agent, security trustee and issuing bank (3)

10.4‡	TTM Technologies, Inc. 2023 Incentive Compensation Plan (4)
10.5*‡	TTM Technologies, Inc. 2023 Form of Restricted Stock Unit Award Grant Notice and Award Agreement (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2023 Incentive Compensation Plan
10.6*‡	TTM Technologies, Inc. 2023 Form of Restricted Stock Unit Award Grant Notice and Award Agreement (for non-U.S. taxpayers) pursuant to TTM Technologies, Inc. 2023 Incentive Compensation Plan
10.7*‡	TTM Technologies, Inc. 2023 Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2023 Incentive Compensation Plan
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 30, 2023, SEC File Number 000-31285.
(2)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Commission on May 30, 2023, SEC File Number 000-31285.
(3)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on June 20, 2023, SEC File Number 000-31285.
(4)
Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 as filed with the Commission on June 7, 2023, SEC File Number 333-272490.

‡ Management contract or compensatory plan.

* Filed herewith.

** Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Commission and are not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: August 10, 2023	Thomas T. Edman
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Todd B. Schull

Dated: August 10, 2023	Todd B. Schull
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)