Form 10-Q
period 2023-10-02
TTM TECHNOLOGIES INC
filed 2023-11-07
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2023

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

As of November 2, 2023, there were outstanding 102,244,622 shares of the registrant’s Common Stock, $0.001 par value.

TTM TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended October 2, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of October 2, 2023 and January 2, 2023

	As of
	October 2,	January 2,
	2023	2023
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$408,331	$402,749
Accounts receivable, net	390,902	473,225
Contract assets	304,279	335,788
Inventories	206,176	170,639
Receivable from sale of Shanghai E-MS (SH E-MS) property	6,554	69,240
Prepaid expenses and other current assets	36,994	41,415
Total current assets	1,353,236	1,493,056
Property, plant and equipment, net	808,371	724,204
Operating lease right-of-use assets	89,290	18,862
Goodwill	702,735	760,437
Definite-lived intangibles, net	250,476	288,037
Deposits and other non-current assets	62,394	39,008
Total assets	$3,266,502	$3,323,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$2,625	$50,000
Accounts payable	336,070	361,788
Contract liabilities	102,236	103,981
Accrued salaries, wages and benefits	94,053	115,524
Other current liabilities	153,302	130,032
Total current liabilities	688,286	761,325
Long-term debt, net of discount and issuance costs	864,824	879,407
Operating lease liabilities	82,103	12,249
Other long-term liabilities	130,175	135,044
Total long-term liabilities	1,077,102	1,026,700
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized; 111,250 and 109,598 shares issued as of October 2, 2023 and January 2, 2023, respectively; 102,860 and 102,228 shares outstanding as of October 2, 2023 and January 2, 2023, respectively	111	110
Treasury stock – common stock at cost; 8,390 and 7,370 shares as of October 2, 2023 and January 2, 2023, respectively	(113,276)	(98,659)
Additional paid-in capital	874,804	858,077
Retained earnings	764,785	800,841
Accumulated other comprehensive loss	(25,310)	(24,790)
Total stockholders’ equity	1,501,114	1,535,579
Total liabilities and stockholders' equity	$3,266,502	$3,323,604

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended October 2, 2023 and October 3, 2022

	Quarter Ended		Three Quarters Ended
	October 2,	October 3,	October 2,	October 3,
	2023	2022	2023	2022
	(Unaudited)
	(In thousands, except per share data)
Net sales	$572,582	$671,080	$1,663,528	$1,877,890
Cost of goods sold	459,312	542,513	1,365,628	1,541,327
Gross profit	113,270	128,567	297,900	336,563
Operating expenses:
Selling and marketing	18,763	19,824	58,245	55,653
General and administrative	38,916	40,743	111,829	121,863
Research and development	6,173	7,322	19,682	18,110
Amortization of definite-lived intangibles	11,429	10,273	37,245	26,822
Impairment of goodwill	44,100	—	44,100	—
Restructuring charges	4,091	627	19,061	1,267
Total operating expenses	123,472	78,789	290,162	223,715
Operating (loss) income	(10,202)	49,778	7,738	112,848
Other (expense) income:
Interest expense	(10,101)	(10,939)	(34,751)	(33,011)
Loss on extinguishment of debt	—	—	(1,154)	—
Gain on sale of subsidiary	—	—	1,270	—
Other, net	3,044	10,324	9,310	19,932
Total other expense, net	(7,057)	(615)	(25,325)	(13,079)
(Loss) income before income taxes	(17,259)	49,163	(17,587)	99,769
Income tax provision	(19,807)	(5,635)	(18,469)	(11,203)
Net (loss) income	$(37,066)	$43,528	$(36,056)	$88,566

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.36)	$0.43	$(0.35)	$0.87
Diluted (loss) earnings per share	$(0.36)	$0.42	$(0.35)	$0.85

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive (Loss) Income

For the Quarter and Three Quarters Ended October 2, 2023 and October 3, 2022

	Quarter Ended		Three Quarters Ended
	October 2,	October 3,	October 2,	October 3,
	2023	2022	2023	2022
	(Unaudited)
	(In thousands)
Net (loss) income	$(37,066)	$43,528	$(36,056)	$88,566
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(52)	(614)	(485)	(2,350)
Derecognition of foreign currency translation adjustments due to sale of subsidiary	—	—	(6,627)	—
Net unrealized gain (loss) on cash flow hedges:
Unrealized gain on effective cash flow hedges during the period, net	3,010	—	8,150	24
Amounts realized in the statement of operations, net	(837)	5	(1,558)	3,092
Net	2,173	5	6,592	3,116
Other comprehensive income (loss), net of tax	2,121	(609)	(520)	766
Comprehensive (loss) income, net of tax	$(34,945)	$42,919	$(36,576)	$89,332

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Three Quarters Ended October 2, 2023

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
	(Unaudited)
	(In thousands)
Balance, January 2, 2023	109,598	$110	(7,370)	$(98,659)	$858,077	$800,841	$(24,790)	$1,535,579
Net loss	—	—	—	—	—	(5,814)	—	(5,814)
Other comprehensive loss	—	—	—	—	—	—	(7,271)	(7,271)
Issuance of common stock for performance-based restricted stock units	337	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	21	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,240	—	—	5,240
Balance, April 3, 2023	109,956	$110	(7,370)	$(98,659)	$863,317	$795,027	$(32,061)	$1,527,734
Net income	—	—	—	—	—	6,824	—	6,824
Other comprehensive income	—	—	—	—	—	—	4,630	4,630
Issuance of common stock for restricted stock units	1,284	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	5,121	—	—	5,121
Balance, July 3, 2023	111,240	$111	(7,370)	$(98,659)	$868,437	$801,851	$(27,431)	$1,544,309
Net loss	—	—	—	—	—	(37,066)	—	(37,066)
Other comprehensive income	—	—	—	—	—	—	2,121	2,121
Issuance of common stock for restricted stock units	10	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(1,020)	(14,617)	—	—	—	(14,617)
Stock-based compensation	—	—	—	—	6,367	—	—	6,367
Balance, October 2, 2023	111,250	$111	(8,390)	$(113,276)	$874,804	$764,785	$(25,310)	$1,501,114

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

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended October 2, 2023 and October 3, 2022

	Three Quarters Ended
	October 2, 2023	October 3, 2022
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(36,056)	$88,566
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	74,060	67,306
Amortization of definite-lived intangible assets	47,811	30,973
Amortization of debt discount and issuance costs	1,726	1,608
Loss on extinguishment of debt	1,154	—
Deferred income taxes	1,177	(7,158)
Stock-based compensation	16,728	14,131
Gain on sale of subsidiary	(1,270)	—
Impairment of goodwill	44,100	—
Other	(633)	(5,194)
Changes in operating assets and liabilities:
Accounts receivable, net	72,591	(40,605)
Contract assets	30,360	(8,642)
Inventories	(38,493)	(16,903)
Prepaid expenses and other current assets	81	(31,638)
Accounts payable	(26,788)	24,337
Contract liabilities	(1,745)	27,842
Accrued salaries, wages and benefits	(20,955)	22,738
Other current liabilities	(24,034)	27,953
Net cash provided by operating activities	139,814	195,314
Cash flows from investing activities:
Acquisition of Gritel Holding Co., Inc. and ISC Farmingdale Corp.	—	(298,339)
Proceeds from sale of SH E-MS property	61,769	—
Purchase of property, plant and equipment and other assets	(114,167)	(76,245)
Proceeds from sale of property, plant and equipment and other assets	384	150
Proceeds from sale of subsidiary, net of cash disposed	6,039	—
Other	(101)	(245)
Net cash used in investing activities	(46,076)	(374,679)
Cash flows from financing activities:
Repayment of long-term debt borrowings	(291,572)	—
Proceeds from long-term debt borrowing	234,818	—
Repurchases of common stock	(14,617)	(35,424)
Refund of customer deposits	(7,500)	—
Payment of debt issuance costs	(5,487)	—
Payment of original issue discount	(3,500)	—
Proceeds from borrowings of revolving loan	—	50,000
Repayment of revolving loan	—	(50,000)
Customer deposits	—	15,000
Cash used to settle warrants	—	(887)
Net cash used in financing activities	(87,858)	(21,311)
Effect of foreign currency exchange rates on cash and cash equivalents	(298)	(1,377)
Net increase (decrease) in cash and cash equivalents	5,582	(202,053)
Cash and cash equivalents at beginning of period	402,749	537,678
Cash and cash equivalents at end of period	$408,331	$335,625
Supplemental cash flow information:
Cash paid, net for interest	$42,688	$38,405
Cash paid, net for income taxes	27,830	3,031
Supplemental disclosure of noncash investing and financing activities:
Cashless extinguishment of debt for issuance of new long-term debt borrowing	$115,182	$—
Property, plant and equipment recorded in accounts payable and other current liabilities	89,056	37,555
Issuance of common stock for warrant settlement	—	589

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

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due, in part, to the coronavirus (COVID-19) and its variants, the conflict between Russia and Ukraine, and the current conflict in Israel and the Gaza Strip, the global economy and financial markets have been volatile. In addition, the global economy and financial markets have experienced on-going disruptions in global supply chains, labor shortages, high inflation, and a potential recession. The Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. The actual results the Company experienced may differ materially and adversely from its estimates. The Company uses a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments are effective for all entities for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 as of April 3, 2023. The Company has agreements with financial institutions to facilitate the payments to certain suppliers. Under the terms of the agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. The supplier receives payment from the financial institution, and the Company pays the financial institution based on the terms negotiated, which generally range from 160 days to 360 days. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $15,945 and $6,653 as of October 2, 2023 and January 2, 2023, respectively.

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

For the quarter and three quarters ended October 2, 2023, legal, accounting, and other professional service costs associated with the acquisition of $90 and $598, respectively, have been expensed and recorded as general and administrative expense in the consolidated condensed statements of operations. For the quarter and three quarters ended October 3, 2022, bank fees and legal, accounting, and other professional service costs associated with the acquisition of $270 and $10,978, respectively, were expensed and recorded as general and administrative expense in the consolidated condensed statements of operations.

Purchase Price Allocation

The purchase price was allocated to tangible and intangible assets acquired, and liabilities assumed based on the fair value at the date of the acquisition, June 27, 2022. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The fair values were based on management’s analysis, including work performed by third-party valuation specialists. The Company finalized the allocation of the purchase price during the second quarter of 2023.

The fair values assigned are based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed. The following summarizes the final assigned fair values of net assets acquired:

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

The Company finalized the acquired identifiable intangible asset valuation during the second quarter of 2023. The Company recorded amortization expense of $20,064 related to the acquired identifiable intangible assets during the three quarters ended October 2, 2023 (of which $5,627 corresponded to the year ended January 2, 2023 due to the change in amortization period). For the three quarters ended October 2, 2023, $7,375 of amortization expense is included in cost of goods sold (of which $2,950 corresponded to the year ended January 2, 2023).

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

Results of Operations

Included in the consolidated condensed statements of operations are net sales of $159,950 and $68,255, excluding intercompany sales, for the three quarters ended October 2, 2023 and October 3, 2022, respectively. Included in the consolidated condensed statements of operations are pre-tax income of $15,883 and $6,997, excluding amortization of intangibles, for the three quarters ended October 2, 2023 and October 3, 2022, respectively.

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

	Quarter Ended		Three Quarters Ended
	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
	(In thousands, except per share amounts)
Net sales	$572,582	$671,080	$1,663,528	$1,984,958
Net (loss) income	(37,066)	41,254	(30,626)	88,905
Basic (loss) earnings per share	$(0.36)	$0.40	$(0.30)	$0.87
Diluted (loss) earnings per share	$(0.36)	$0.40	$(0.30)	$0.86
(3) Leases

The Company leases some of its manufacturing and assembly plants, sales offices and equipment under non-cancellable operating leases and finance leases that expire at various dates through 2043. The majority of the Company’s lease arrangements are comprised of fixed payments and certain leases consist of variable payments based on equipment usage. These variable payments are not included in the measurement of the right-of-use (ROU) asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. Certain leases contain renewal provisions at the Company’s option. Most of the leases require the Company to pay for certain other costs such as property taxes and maintenance. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense were as follows:

	Quarter Ended		Three Quarters Ended
	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
	(In thousands)
Operating lease cost	$1,754	$2,080	$5,562	$5,756
Variable lease cost	179	383	674	837
Short-term lease cost	170	199	445	513
Finance lease costs:
Amortization of right-of-use assets	344	344	1,031	1,031
Interest on lease liabilities	94	98	281	295

Supplemental cash flow information related to leases was as follows:

	Three Quarters Ended
	October 2, 2023	October 3, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,632	$5,796
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	77,840	5,196

Supplemental balance sheet information related to leases was as follows:

		As of
	Balance Sheet Location	October 2, 2023	January 2, 2023
		(In thousands)
Assets:
Operating leases	Operating lease right-of-use assets	$89,290	$18,862
Finance leases	Property, plant and equipment, net	12,354	13,384
Total lease assets		$101,644	$32,246
Liabilities:
Current:
Operating leases	Other current liabilities	$7,846	$7,368
Finance leases	Other current liabilities	778	736
Long-term:
Operating leases	Operating lease liabilities	82,103	12,249
Finance leases	Other long-term liabilities	12,993	13,579
Total lease liabilities		$103,720	$33,932

	As of
	October 2, 2023	January 2, 2023
Weighted average remaining lease term (years):
Operating leases	13.1	3.3
Finance leases	12.9	13.6
Weighted average discount rate:
Operating leases	6.11%	3.09%
Finance leases	2.69%	2.69%

Maturities of lease liabilities were as follows:

	Operating Leases (1)	Finance Leases
	(In thousands)
Less than one year	$12,978	$1,136
1 - 2 years	11,403	1,133
2 - 3 years	9,038	1,175
3 - 4 years	8,203	1,184
4 - 5 years	7,844	1,228
Thereafter	87,535	10,538
Total lease payments	137,001	16,394
Less imputed interest	(47,052)	(2,623)
Total	$89,949	$13,771

(1)
Excludes $851 of legally binding minimum lease payments for leases signed but not yet commenced.

(4) Revenues

As of October 2, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $353,941. The Company expects to recognize revenue on approximately 56% of the remaining performance obligations for the Company’s long-term contracts over the next twelve months with the remaining amount expected to be recognized thereafter.

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of October 2, 2023 and January 2, 2023 were $19,202 and $21,632, respectively.

Revenue recognized for the three quarters ended October 2, 2023 from amounts recorded as contract liabilities as of January 2, 2023 was $33,939.

Revenue from products and services transferred to customers over time and at a point in time accounted for 96% and 4%, respectively, of the Company’s revenue for the quarter and three quarters ended October 2, 2023, and 98% and 2%, respectively, of the Company’s revenue for the quarter and three quarters ended October 3, 2022.

The following tables represent a disaggregation of revenue by principal end markets with the reportable segments:

	Quarter Ended October 2, 2023			Quarter Ended October 3, 2022 (1)
	PCB	RF&S Components	Total	PCB	RF&S Components	Total
End Markets	(In thousands)
Aerospace and Defense	$255,618	$—	$255,618	$254,285	$—	$254,285
Automotive	86,803	—	86,803	100,811	—	100,811
Data Center Computing	99,584	—	99,584	95,830	13	95,843
Medical/Industrial/Instrumentation	89,818	895	90,713	128,444	1,239	129,683
Networking	31,853	8,011	39,864	78,181	12,494	90,675
Other	—	—	—	(376)	159	(217)
Total	$563,676	$8,906	$572,582	$657,175	$13,905	$671,080

	Three Quarters Ended October 2, 2023			Three Quarters Ended October 3, 2022 (1)
	PCB	RF&S Components	Total	PCB	RF&S Components	Total
End Markets	(In thousands)
Aerospace and Defense	$742,194	$—	$742,194	$616,141	$—	$616,141
Automotive	272,644	—	272,644	327,825	—	327,825
Data Center Computing	221,759	51	221,810	293,802	33	293,835
Medical/Industrial/Instrumentation	279,565	2,557	282,122	379,867	5,023	384,890
Networking	118,156	26,602	144,758	211,590	41,360	252,950
Other	—	—	—	3,449	(1,200)	2,249
Total	$1,634,318	$29,210	$1,663,528	$1,832,674	$45,216	$1,877,890

(1)
Amended for Telephonics integration.

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	October 2, 2023	January 2, 2023
	(In thousands)
Inventories:
Raw materials	$161,870	$145,561
Work-in-process	40,378	20,114
Finished goods	3,928	4,964
	$206,176	$170,639
Property, plant and equipment, net:
Land and land use rights	$76,811	$76,811
Buildings and improvements	448,756	443,353
Machinery and equipment	986,615	989,935
Furniture and fixtures and other	10,155	11,327
Construction-in-progress	141,135	27,774
	1,663,472	1,549,200
Less: Accumulated depreciation	(855,101)	(824,996)
	$808,371	$724,204
Other current liabilities:
Accrued capital expenditures	$48,181	$—
Income taxes payable	16,944	28,057
Sales return and allowances	12,216	12,319
Accrued facility operating costs	9,516	9,081
Operating leases	7,846	7,368
Warranty	7,929	8,045
Housing fund	7,410	7,440
Restructuring	5,738	2,513
Accrued professional fees	2,805	5,123
Interest	1,902	9,336
Derivative liabilities	1,040	1,622
Other	31,775	39,128
	$153,302	$130,032
Other long-term liabilities:
Deferred income taxes	$59,130	$54,268
Customer deposits	31,250	38,750
Finance leases	12,993	13,579
Defined benefit pension plan liability	2,475	2,471
Other	24,327	25,976
	$130,175	$135,044

On December 22, 2022, land, building, and relevant ancillary assets related to the Company’s former Shanghai E-MS (SH E-MS) manufacturing facility were expropriated by the Chinese government for a compensation fee of Renminbi (RMB) 477.6 million generating a gain on the sale of $51,804. The Company has received 90% of the proceeds as of October 2, 2023 and expects to receive the remaining 10% of the proceeds before December 30, 2023. As of October 2, 2023 and January 2, 2023, the receivable from sale of SH E-MS property was $6,554 and $69,240, respectively.

(6) Goodwill

As of October 2, 2023 and January 2, 2023, goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
Balance as of January 2, 2023
Goodwill	$823,837	$177,200	$1,001,037
Accumulated impairment losses	(171,400)	(69,200)	(240,600)
	652,437	108,000	760,437
Impairment loss during the three quarters ended October 2, 2023	—	(44,100)	(44,100)
Goodwill adjustment during the three quarters ended October 2, 2023	(10,787)	—	(10,787)
Derecognition of goodwill due to sale of subsidiary	(2,815)	—	(2,815)
Balance as of October 2, 2023
Goodwill	810,235	177,200	987,435
Accumulated impairment losses	(171,400)	(113,300)	(284,700)
	$638,835	$63,900	$702,735

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

During the third quarter of 2023, the Company experienced lower than anticipated results, lower forecasted sales in future years, and a continued decline in sales in the RF and Specialty Components (RF&S Components) reporting unit. The Company considered these factors to be indicators of potential impairment requiring the Company to test the related goodwill for impairment. As of October 2, 2023, the Company completed a quantitative goodwill impairment analysis related to its RF&S Components reporting unit by comparing the fair value of the reporting unit with its carrying amount. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company determined the fair value of the reporting unit by using both a discounted cash flow (DCF) and a market approach. Under the market approach, the Company used revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss.

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

Based on its analysis, the Company determined that the fair value of the RF&S Components reporting unit was less than its carrying value and recorded a non-cash goodwill impairment charge of $44,100 during the quarter ended October 2, 2023. If the Company's future cash flow projections and other fair value assumptions for its reporting unit change, the Company’s goodwill may be subject to potential additional impairment charges in subsequent quarters. Estimating the fair value of the reporting unit requires the Company to make assumptions and estimates in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates could produce substantially different estimates of the fair value of the reporting unit.

In addition, the Company decreased goodwill by $10,787 during the three quarters ended October 2, 2023 due to an adjustment to the estimate of fair value for identifiable intangible assets and deferred taxes. Goodwill recognized as a result of the acquisition of Telephonics was finalized during the second quarter of 2023. See Note 2, Acquisition of Gritel and ISC Farmingdale Corp., for further information.

(7) Definite-lived Intangibles

As of October 2, 2023 and January 2, 2023, the components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
October 2, 2023
Customer relationships	$416,230	$(213,274)	$202,956	11.2
Technology	66,650	(24,942)	41,708	8.2
Backlog	13,000	(8,125)	4,875	2.0
Trade names	2,500	(1,563)	937	2.0
	$498,380	$(247,904)	$250,476

January 2, 2023
Customer relationships	$366,071	$(187,560)	$178,511	11.3
Technology	47,650	(24,876)	22,774	9.5
Acquired intangibles from acquisition
Customer relationships	82,500	(3,173)	79,327	13.0
Trade names	8,250	(825)	7,425	5.0
	$504,471	$(216,434)	$288,037

The Company has acquired customer relationships, technology, backlog and trade names as a result of the Telephonics acquisition. See Note 2, Acquisition of Gritel and ISC Farmingdale Corp., for further information.

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $13,764 and $11,657 for the quarters ended October 2, 2023 and October 3, 2022, respectively, and $47,811 and $30,973 for the three quarters ended October 2, 2023 and October 3, 2022, respectively. For the quarter and three quarters ended October 2, 2023, $2,335 and $10,566, respectively, of amortization expense is included in cost of goods sold. For the quarter and three quarters ended October 3, 2022, $1,384 and $4,151, respectively, of amortization expense is included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2023	$13,766
2024	44,892
2025	36,897
2026	36,897
2027	34,543
Thereafter	83,481
$250,476

(8) Long-term Debt and Letters of Credit

The following table summarizes the long-term debt of the Company as of October 2, 2023 and January 2, 2023:

	Interest Rate as of October 2, 2023	Principal Outstanding as of October 2, 2023	Interest Rate as of January 2, 2023	Principal Outstanding as of January 2, 2023
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due May 2030	8.07	349,125	—	—
Asia ABL Revolving Loan due June 2028	6.62	30,000	5.79	30,000
Term Loan due September 2024	—	—	6.89	405,879
		879,125		935,879
Less: Long-term debt unamortized debt issuance costs		(8,312)		(6,080)
Long-term debt unamortized discount		(3,364)		(392)
		867,449		929,407
Less: current maturities		(2,625)		(50,000)
Long-term debt, less current maturities		$864,824		$879,407

Term Loan Facility

On May 30, 2023, pursuant to an Amended & Restated Term Loan Credit Agreement by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto (Term Loan Credit Agreement), the Company closed its $350,000 senior secured Term Loan due 2030 (Term Loan Facility). This Term Loan Facility had an outstanding balance of $349,125 as of October 2, 2023, of which $2,625 is included in short-term debt and $346,500 is included in long-term debt. The Term Loan Facility was issued with a 1.0% original issue discount and bears interest at a floating rate of 1-month CME Term SOFR plus an applicable margin of 2.75%. There is no provision, other than an event of default, for the interest margin to increase. The Company is required to make quarterly principal repayments in an aggregate annual amount equal to 1% of the initial aggregate principal amount of the Term Loan Facility. Such principal repayment is payable quarterly on January 1, April 1, July 1, and October 1 and ending with the last such day to occur prior to May 30, 2030. The remaining principal under the Term Loan Facility is scheduled to mature on May 30, 2030. In addition, the Term Loan Credit Agreement permits the Company to add one or more senior secured incremental term loan facilities to the Term Loan Facility subject to the satisfaction of certain conditions.

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

Borrowings under the U.S. ABL bear interest at a floating rate of Term SOFR plus a margin ranging from 1.25% to 1.50%. The applicable margin can vary based on the remaining availability of the facility, from 1.25% to 1.50% for Term SOFR-based loans and from 0.25% to 0.50% for JPMorgan Chase Bank’s prime rate-based loans. Other than availability and an event of default, there are no other provisions for the interest margin to increase. The Company is also required to pay certain fees in connection with the U.S. ABL agreement, including unused commitment fees based on the average daily unused portion of the U.S. ABL facility, equal to 0.25% on an annual basis.

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

Borrowings under the Asia ABL bear interest at a floating rate of Term SOFR plus 1.30%. There is no provision, other than an event of default, for the interest margin to increase. The Company is also required to pay certain fees in connection with the Asia ABL agreement, including unused commitment fees based on the average daily unused portion of the Asia ABL facility, equal to 0.25% on an annual basis.

The Asia ABL is scheduled to mature on June 13, 2028. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes due 2029.

As of October 2, 2023, letters of credit in the amount of $6,191 were outstanding under the U.S. ABL and $21,961 were outstanding under the Asia ABL with various maturities through November 2024. Available borrowing capacity under the U.S. ABL and the Asia ABL was $143,809 and $98,039, respectively, which considers letters of credit outstanding as of October 2, 2023.

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

Debt Issuance and Debt Discount

As of October 2, 2023 and January 2, 2023, remaining unamortized debt issuance costs and debt discount for the Senior Notes due 2029 and Term Loan Facility are as follows:

	As of October 2, 2023			As of January 2, 2023
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$4,260	$—	4.18%	$4,779	$—	4.18%
Term Loan due May 2030	4,052	3,364	8.26	—	—	—
Term Loan due September 2024	—	—	—	1,301	392	4.66
	$8,312	$3,364		$6,080	$392

The above debt issuance costs and debt discount are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

The remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,695 and $792 as of October 2, 2023 and January 2, 2023, respectively, are included in other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of October 2, 2023, the remaining weighted average amortization period for all unamortized debt issuance costs and debt discount was 6.0 years.

Loss on Extinguishment of Debt

During the three quarters ended October 2, 2023, the Company recognized loss on extinguishment of debt of $1,154, primarily associated with the write-off of the remaining unamortized debt issuance costs and debt discount as a result of the repayment of the remaining outstanding balance of the Term Loan Facility that was due to mature September 2024.

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

During the quarter and three quarters ended October 2, 2023, the Company’s effective tax rate was impacted by a net discrete benefit of $1,286. This is primarily related to the finalization of the Company’s U.S. and Hong Kong corporate income tax returns, which included adjustments to various income and expense components.

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

	Quarter Ended		Three Quarters Ended
	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
	(In thousands)
Net Sales:
PCB (1)	$563,676	$657,175	$1,634,318	$1,832,674
RF&S Components	8,906	13,905	29,210	45,216
Total net sales	$572,582	$671,080	$1,663,528	$1,877,890
Operating Segment (Loss) Income:
PCB (1)	$82,868	$89,868	$192,981	$238,316
RF&S Components	(41,441)	5,984	(36,071)	18,412
Corporate and Other (1)	(37,865)	(34,417)	(101,361)	(112,907)
Total operating segment income	3,562	61,435	55,549	143,821
Amortization of definite-lived intangibles (2)	(13,764)	(11,657)	(47,811)	(30,973)
Total operating (loss) income	(10,202)	49,778	7,738	112,848
Total other expense, net	(7,057)	(615)	(25,325)	(13,079)
(Loss) income before income taxes	$(17,259)	$49,163	$(17,587)	$99,769

	As of
	October 2, 2023	January 2, 2023
	(In thousands)
Segment Assets:
PCB	$2,016,088	$1,890,723
RF&S Components	145,364	202,619
Corporate and Other	1,105,050	1,230,262
Total assets	$3,266,502	$3,323,604

(1)
Amended for Telephonics integration.
(2)
Amortization of definite-lived intangibles relates to the PCB and RF&S Components reportable segments. For the quarter and three quarters ended October 2, 2023, $2,335 and $10,566, respectively, of amortization expense is included in cost of goods sold. For the quarter and three quarters ended October 3, 2022, $1,384 and $4,151, respectively, of amortization expense is included in cost of goods sold.

During the quarter and three quarters ended October 2, 2023, the Company recorded a non-cash goodwill impairment charge of $44,100 related to its RF&S Components reportable segment.

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

The Company markets and sells its products in approximately 60 countries. Other than in the United States, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are as follows:

	Quarter Ended		Three Quarters Ended
	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
	(In thousands)
Net Sales:
United States	$319,105	$343,696	$949,668	$882,577
China (1)	35,376	88,280	127,653	273,068
Other	218,101	239,104	586,207	722,245
Total net sales	$572,582	$671,080	$1,663,528	$1,877,890

(1)
Includes Hong Kong

Net sales are attributed to countries by country invoiced.

(11) Accumulated Other Comprehensive Loss

The following provides a summary of the components of accumulated other comprehensive loss, net of tax, as of October 2, 2023 and January 2, 2023:

	Foreign Currency Translation	Pension Obligation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of January 2, 2023	$(25,984)	$1,279	$(85)	$(24,790)
Other comprehensive (loss) income before reclassifications	(7,112)	—	8,150	1,038
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,558)	(1,558)
Other comprehensive (loss) income	(7,112)	—	6,592	(520)
Ending balance as of October 2, 2023	$(33,096)	$1,279	$6,507	$(25,310)

(12) Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $198,286 and $161,708 as of October 2, 2023 and January 2, 2023, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs on-going credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. There were no customers that accounted for 10% or more of accounts receivable as of October 2, 2023. As of January 2, 2023, there was one customer that accounted for 11% of the Company’s accounts receivable.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter ended October 2, 2023, two customers collectively accounted for approximately 23% of the Company’s net sales. There were no customers that accounted for 10% or more of net sales for the quarter ended October 3, 2022. For the three quarters ended October 2, 2023 and October 3, 2022, one customer accounted for approximately 13% and 10% of the Company’s net sales, respectively.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of October 2, 2023 and January 2, 2023 were as follows:

	As of		As of
	October 2, 2023		January 2, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$4,434	$4,434	$—	$—
Derivative assets, non-current	4,279	4,279	—	—
Derivative liabilities, current	1,040	1,040	1,622	1,622
Senior Notes due March 2029	495,740	415,865	495,221	430,165
Term Loan due May 2030	341,709	349,781	—	—
Term Loan due September 2024	—	—	404,186	405,628
ABL Revolving Loans	30,000	30,000	30,000	30,000

The fair value of the derivative instruments was determined using pricing models developed based on the 1-month CME Term SOFR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of October 2, 2023 and January 2, 2023, which are considered Level 2 inputs.

As of October 2, 2023 and January 2, 2023, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

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

As of October 2, 2023, the Company’s goodwill balance related to its RF&S Components reporting unit of $63,900 was measured at fair value on a nonrecurring basis. The Company recorded a non-cash goodwill impairment charge of $44,100 related to its RF&S Components reporting unit during the quarter and three quarters ended October 2, 2023. The fair value of goodwill was determined using both a DCF and a market approach, which are considered Level 3 inputs.

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of October 2, 2023 and January 2, 2023 and included as a component of other current liabilities. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Offset Agreements

The Company has and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and the Company’s obligations under these agreements may be satisfied through activities that do not require the Company to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for activities such as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of October 2, 2023, the Company had outstanding offset agreements of approximately $27,963, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event the Company fails to perform in accordance with contract requirements. Historically, the Company has not paid any such penalties, and as of October 2, 2023, no such penalties have been paid.

(15) (Loss) Earnings Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the quarter and three quarters ended October 2, 2023 and October 3, 2022:

	Quarter Ended		Three Quarters Ended
	October 2,	October 3,	October 2,	October 3,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Net (loss) income	$(37,066)	$43,528	$(36,056)	$88,566

Basic weighted average shares	103,510	102,196	102,873	102,016
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	—	1,524	—	1,720
Dilutive effect of outstanding warrants	—	—	—	2
Diluted shares	103,510	103,720	102,873	103,738
(Loss) earnings per share:
Basic	$(0.36)	$0.43	$(0.35)	$0.87
Diluted	$(0.36)	$0.42	$(0.35)	$0.85

For the quarter and three quarters ended October 2, 2023, potential shares of common stock, consisting of stock options to purchase approximately 60 shares of common stock at exercise prices ranging from $11.83 to $16.60 per share and 697 performance-based restricted stock units (PRUs) were not included in the computation of diluted earnings per share because the Company incurred a net loss and as a result, the impact would be anti-dilutive. For the quarter and three quarters ended October 2, 2023, potential shares of common stock, consisting of 3,533 and 3,204 restricted stock units (RSUs), respectively were not included in the computation of diluted earnings per share because the Company incurred a net loss and as a result, the impact would be anti-dilutive.

PRUs, RSUs, and stock options to purchase 41 and 690 shares of common stock for the quarter and three quarters ended October 3, 2022, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met at October 3, 2022, and for RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common stock during the applicable quarter and three quarters and, as a result, the impact would be anti-dilutive.
(16) Stock-Based Compensation

Stock-based compensation expense is recognized in the accompanying consolidated condensed statements of operations as follows:

	Quarter Ended		Three Quarters Ended
	October 2,	October 3,	October 2,	October 3,
	2023	2022	2023	2022
	(In thousands)
Cost of goods sold	$2,212	$1,699	$5,371	$4,147
Selling and marketing	888	762	2,327	2,032
General and administrative	2,958	2,685	8,197	7,134
Research and development	309	324	833	818
Stock-based compensation expense recognized	$6,367	$5,470	$16,728	$14,131

Summary of Unrecognized Compensation Costs

The following is a summary of total unrecognized compensation costs as of October 2, 2023:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$41,382	1.6
PRU awards	2,919	1.6
	$44,301

(17) Restructuring Charges

On February 8, 2023, the Company announced a consolidation plan, which includes closing three of its manufacturing facilities and consolidating the operations of those facilities into other Company facilities. The three manufacturing facilities are PCB operations located in Anaheim and Santa Clara, California, and Hong Kong. As of October 2, 2023, the Company has ceased operations at the Hong Kong and Anaheim manufacturing facilities. The Company expects the Santa Clara facility to cease operations by the end of 2023. The Company expects to record between $22,000 and $28,000 in separation, accelerated depreciation and disposal costs related to this restructuring during 2023. Approximately 80% of these costs are expected to be in the form of cash expenditures and the rest in the form of non-cash charges. As of October 2, 2023, the Company has incurred approximately $15,525 of restructuring charges and $3,374 of accelerated depreciation expense since the February 8, 2023 announcement.

In addition to this consolidation plan, the Company recognized employee separation, contract termination and other costs during the quarter and three quarters ended October 2, 2023 and October 3, 2022 in connection with other global realignment restructuring efforts. Contract termination and other costs primarily represented plant closure costs.

The below table summarizes such restructuring costs by reportable segment for the quarter and three quarters ended October 2, 2023 and October 3, 2022:

	Quarter Ended October 2, 2023			Three Quarters Ended October 2, 2023
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$1,924	$2,167	$4,091	$13,066	$5,352	$18,418
RF&S Components	—	—	—	14	—	14
Corporate and Other	—	—	—	305	324	629
	$1,924	$2,167	$4,091	$13,385	$5,676	$19,061

	Quarter Ended October 3, 2022			Three Quarters Ended October 3, 2022
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment: (1)
PCB	$—	$506	$506	$—	$849	$849
Corporate and Other	—	121	121	31	387	418
	$—	$627	$627	$31	$1,236	$1,267

(1)
There were no restructuring costs incurred for RF&S Components reportable segment during the quarter and three quarters ended October 3, 2022.

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The below table shows the utilization of the accrued restructuring costs during the three quarters ended October 2, 2023:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of January 2, 2023	$2,510	$3	$2,513
Charged to expense	13,385	5,676	19,061
Amount paid, net of government contributions eligible for offsetting	(10,980)	(4,856)	(15,836)
Accrued as of October 2, 2023	$4,915	$823	$5,738

(18) Share Repurchase Program

On May 3, 2023, the Company's Board of Directors authorized and approved a share repurchase program (the “2023 Repurchase Program”), under which the Company may repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through May 3, 2025. The Company may repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (Exchange Act), which sets certain restrictions on the method, timing, price and volume of open market stock repurchases. In addition, the Company expects to adopt one or more trading plans in accordance with Rule 10b5-1 of the Exchange Act to facilitate certain purchases that may be effected under the share repurchase program. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares.

During the quarter and three quarters ended October 2, 2023, the Company repurchased 1,020 shares of common stock for a total cost of approximately $14,617 (including commissions). As of October 2, 2023, the remaining amount in value available to be repurchased under the 2023 Repurchase Program was approximately $85,383.

(19) Financial Instruments

Derivatives

Interest Rate Swaps

The Company’s business is exposed to risk resulting from fluctuations in interest rates on certain SOFR-based variable rate debt. Increases in interest rates increase interest expenses relating to the outstanding variable rate borrowings and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of the debt obligations.

On March 23, 2023, the Company entered into a four-year pay-fixed, receive floating (1-month CME Term SOFR), interest rate swap arrangement with a notional amount of $250,000 for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, the Company pays a fixed rate of 3.49% against a portion of its Term SOFR-based debt and receives a floating 1-month CME Term SOFR during the swap period.

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of October 2, 2023, the fair value of the interest rate swap was recorded as an asset, of which $4,434 is included as a component of prepaid expenses and other current assets and $4,279 is included as a component of deposits and other non-current assets. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax in the Company's consolidated condensed balance sheets. No ineffectiveness was recognized for the quarter and three quarters ended October 2, 2023. The interest rate swap decreased interest expense by $1,116 and $2,084 for the quarter and three quarters ended October 2, 2023, respectively.

Foreign Exchange Contracts

The Company’s foreign subsidiaries may at times purchase forward exchange contracts to manage their foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts was $1,925 (Euro (EUR) 1.8 million) and $1,625 (EUR 1.4 million) as of October 2, 2023 and January 2, 2023, respectively. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

Commodity Price Risk Management

The Company uses various raw materials in the manufacturing of PCBs. Copper clad laminates (CCLs), a key raw material for the manufacture of PCBs, are made from epoxy resin, glass cloth and copper foil. The Company only buys a small amount of copper directly. However, copper is a major driver of laminate cost. The Company enters into commodity contracts to hedge copper as a proxy for hedging laminate. As of October 2, 2023, the Company has commodity contracts with a notional quantity of (i) 0.7 metric tonnes for the period beginning October 1, 2023 and ending on December 31, 2023, (ii) 0.7 metric tonnes for the period beginning January 1, 2024 and ending on March 31, 2024, (iii) 0.6 metric tonnes for the period beginning April 1, 2024 and ending on June 30, 2024, and (iv) 0.6 metric tonnes for the period beginning July 1, 2024 and ending on September 30, 2024. As of October 2, 2023, the fair value of the commodity contracts was recorded as a liability in the amount of $997 and included as a component of other current liabilities. The changes in the fair value of these commodity contracts are recorded in cost of goods sold in the consolidated condensed statements of operations. The commodity contracts increased cost of goods sold by $997 and $1,152 for the quarter and three quarters ended October 2, 2023, respectively. The commodity contracts increased cost of goods sold by $1,204 and $5,011 for the quarter and three quarters ended October 3, 2022, respectively. These commodity contracts are not designated as accounting hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets are as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	October 2, 2023	January 2, 2023
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Prepaid expenses and other current assets	$4,434	$—
Interest rate swap	Deposits and other non-current assets	4,279	—
Foreign exchange contracts	Other current liabilities	(43)	(133)
Cash flow derivative instruments not designated as hedges:
Commodity contracts	Other current liabilities	(997)	(1,489)

The following table provides information about the amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss for the quarter and three quarters ended October 2, 2023 and October 3, 2022:

		Quarter Ended October 2, 2023		Quarter Ended October 3, 2022
	Financial Statement Caption	Gain Recognized in Other Comprehensive Loss	Amounts Reclassified into Income	Gain Recognized in Other Comprehensive Income	Amounts Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$3,988	$(1,116)	$—	$—

		Three Quarters Ended October 2, 2023		Three Quarters Ended October 3, 2022
	Financial Statement Caption	Gain Recognized in Other Comprehensive Loss	Amounts Reclassified into Income	Gain Recognized in Other Comprehensive Income	Amounts Reclassified into Income
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$10,797	$(2,084)	190	$(4,105)

The following table provides a summary of the activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss for the three quarters ended October 2, 2023 and October 3, 2022:

	Three Quarters Ended
	October 2,	October 3,
	2023	2022
	(In thousands)
Beginning balance, net of tax	$(85)	$(3,223)
Changes in fair value gain (loss), net of tax	8,150	24
Reclassification to earnings	(1,558)	3,092
Ending balance, net of tax	$6,507	$(107)

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

RECENT DEVELOPMENTS

On November 1, 2023, we announced that we have selected New York State as the location for a new greenfield high-tech manufacturing facility. The planned investment aligns with New York State’s continued emphasis as a premier technology hub for U.S. electronics and the recent selection of Buffalo-Rochester-Syracuse (BRS) for the Federal Tech Hub designation. The project reflects our support for cultivating an even stronger microelectronics ecosystem in New York and across the U.S. Aerospace & Defense industrial base. It is expected that the proposed facility will bring disruptive capability for the domestic high-volume production of ultra-high-density interconnect (HDI) PCBs in support of national security requirements. It is expected to be the highest-technology PCB manufacturing site in North America, providing customers with reduced lead times and a significant increase in domestic capacity for ultra-HDI PCBs. In addition, this facility will be our most sustainable site in North America. We are in the advanced stages of project planning, having identified the 24-acre property adjacent to our existing facility in Syracuse for the campus expansion and the site for the new facility. We have completed initial building designs and site layout, and are now applying for the required permitting. The increase in campus size will also allow for additional capacity expansion already being considered for future phases of development. Groundbreaking is anticipated in the first half of 2024, with the project's final scale, scope, and timeline subject to finalizing funding with various stakeholders. Phase one of the proposed project, including capital for campus-wide improvements is estimated to be $100.0 million to $130.0 million, and is anticipated to run through 2026. Our planned capital investment commitments will be determined after finalizing terms with various stakeholders.

On February 8, 2023, we announced our plan to close PCB manufacturing operations in Anaheim and Santa Clara, California, and Hong Kong and to consolidate the business from these sites into our remaining facilities. The plant closures are expected to improve both facility and talent utilization across our footprint resulting in improved profitability. We expect to record between $22.0 million and $28.0 million in separation, accelerated depreciation and disposal costs related to this restructuring during 2023. Approximately 80% of these costs are expected to be in the form of cash expenditures and the rest in the form of non-cash charges. As of October 2, 2023, we have substantially closed the Hong Kong and Anaheim manufacturing facilities. We expect the Santa Clara facility to be substantially closed by the end of 2023.

On December 22, 2022, our land, building, and relevant ancillary assets related to our former Shanghai E-MS (SH E-MS) manufacturing facility was expropriated by the Chinese government for a compensation fee of Renminbi (RMB) 477.6 million resulting in a gain on the sale of $51.8 million. We have received 90% of the proceeds as of October 2, 2023 and expect to receive the remaining

10% of the proceeds before December 30, 2023. As of October 2, 2023 and January 2, 2023, the receivable from sale of the SH E-MS property was $6.6 million and $69.2 million, respectively.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 53% and 50% of our net sales for the quarter and three quarters ended October 2, 2023, respectively. Sales to our ten largest customers collectively accounted for 45% and 43% of our net sales for the quarter and three quarters ended October 3, 2022, respectively. We sell to OEMs both directly and indirectly through EMS providers.

While demand in the Aerospace and Defense end market remains strong, bookings in our commercial end markets have stabilized at a low level given continued customer inventory reductions and weaker end market demand. This resulted in a decline to revenues during the quarter ended October 2, 2023 when compared to the same quarter last year.

The following table shows the percentage of our net sales attributable to each of the principal end markets we served for the periods indicated:

	Quarter Ended		Three Quarters Ended
End Markets (1)	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Aerospace and Defense	45%	38%	45%	33%
Automotive	15	15	16	17
Data Center Computing	17	14	13	16
Medical/Industrial/Instrumentation	16	19	17	21
Networking	7	14	9	13
Total	100%	100%	100%	100%

(1)
Sales to EMS companies are classified by the end markets of their OEM customers.

We derive revenues primarily from the sale of PCBs, engineered systems using customer-supplied engineering and design plans as well as our long-term contracts related to the design and manufacture of highly sophisticated intelligence, surveillance and communications solutions, and RF and microwave/microelectronics components, assemblies, and subsystems. Orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Our customers have continuous control of the work in progress and finished goods throughout the PCB and engineered systems manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right of payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. We recognize revenue based on a cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Revenues are recorded proportionally as costs are incurred.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 2, 2023 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since January 2, 2023, except for the estimates used in the quantitative goodwill impairment analysis performed as of October 2, 2023. See Part I, Item 1, Note 6, Goodwill, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for further information.

RESULTS OF OPERATIONS

The following table sets forth the relationship of various items to net sales in our consolidated condensed statements of operations, for the periods indicated:

	Quarter Ended		Three Quarters Ended
	October 2, 2023	October 3, 2022	October 2, 2023	October 3, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.2	80.8	82.1	82.1
Gross profit	19.8	19.2	17.9	17.9
Operating expenses:
Selling and marketing	3.3	3.0	3.5	2.9
General and administrative	6.8	6.1	6.7	6.5
Research and development	1.1	1.1	1.2	1.0
Amortization of definite-lived intangibles	2.0	1.5	2.2	1.4
Impairment of goodwill	7.7	—	2.7	—
Restructuring charges	0.7	0.1	1.1	0.1
Total operating expenses	21.6	11.8	17.4	11.9
Operating (loss) income	(1.8)	7.4	0.5	6.0
Other (expense) income:
Interest expense	(1.8)	(1.6)	(2.1)	(1.8)
Loss on extinguishment of debt	—	—	(0.1)	—
Gain on sale of subsidiary	—	—	0.1	—
Other, net	0.5	1.5	0.6	1.1
Total other expense, net	(1.3)	(0.1)	(1.5)	(0.7)
(Loss) income before income taxes	(3.1)	7.3	(1.0)	5.3
Income tax provision	(3.5)	(0.8)	(1.1)	(0.6)
Net (loss) income	(6.6)%	6.5%	(2.1)%	4.7%

The following discussion and analysis is for the quarter and the three quarters ended October 2, 2023, compared to the same periods ended October 3, 2022, unless otherwise stated.

Net Sales

Total net sales decreased $98.5 million, or 14.7%, to $572.6 million for the third quarter of 2023 from $671.1 million for the third quarter of 2022. The decrease in total net sales primarily resulted from a decrease in net sales for the PCB reportable segment of $93.5 million, or 14.2%, to $563.7 million for the third quarter of 2023 from $657.2 million for the third quarter of 2022. The primary driver of this decrease was demand weakness in our Networking, Medical, Industrial and Instrumentation, and Automotive end markets, partially offset by growth in our Data Center Computing and Aerospace and Defense end markets. In addition, the Shanghai Backplane Assembly entity, which we sold in the first quarter of 2023, contributed $16.2 million in sales to the PCB reportable segment in the third quarter of 2022. Net sales for the RF&S Components reportable segment decreased $5.0 million, or 36.0%, to $8.9 million for the third quarter of 2023 from $13.9 million for the third quarter of 2022, which was primarily due to lower demand in our Networking end market.

Total net sales decreased $214.4 million, or 11.4%, to $1,663.5 million for the first three quarters of 2023 from $1,877.9 million for the first three quarters of 2022. This decrease in total net sales primarily resulted from a decrease in net sales for the PCB reportable segment of $198.4 million, or 10.8%, to $1,634.3 million for the first three quarters of 2023 from $1,832.7 million for the first three quarters of 2022. The primary driver of this decrease was demand weakness in our commercial end markets and decrease in sales of $23.9 million from the Shanghai Backplane Assembly entity we sold in the first quarter of 2023, partially offset by the inclusion of results of Telephonics commencing with its acquisition in June 2022 as well as organic growth in our Aerospace and Defense end market. Additionally, there was a decrease in net sales for the RF&S Components reportable segment of $16.0 million, or 35.4%, to $29.2 million for the first three quarters of 2023 from $45.2 million for the first three quarters of 2022 primarily due to lower demand in our Networking end market.

Gross Margin

Overall gross margin increased to 19.8% for the third quarter of 2023 from 19.2% for the third quarter of 2022. Gross margin for the PCB reportable segment increased to 21.1% for the third quarter of 2023 from 19.1% for the third quarter of 2022. This increase was primarily due to improved execution in our North America region. Gross margin for the RF&S Components reportable segment decreased to 56.4% for the third quarter of 2023 from 63.5% for the third quarter of 2022, primarily due to lower sales.

Overall gross margin was 17.9% for both the first three quarters of 2023 and the first three quarters of 2022. Gross margin for the PCB reportable segment increased to 18.8% for the first three quarters of 2023 from 17.9% for the first three quarters of 2022 due to improved execution in our North America region. Gross margin for the RF&S Components reportable segment decreased to 54.3% for the first three quarters of 2023 from 61.3% for the first three quarters of 2022, primarily due to lower sales.

Capacity utilization is a key driver for us, which is measured by actual production as a percentage of capacity. This measure is particularly important in our high-volume facilities in Asia, as a significant portion of our operating costs are fixed in nature. Capacity utilization for the third quarter of 2023 in our Asia and North America PCB facilities was 46% and 38%, respectively, compared to 72% and 45%, respectively, for the third quarter of 2022. Capacity utilization for the first three quarters of 2023 in our Asia and North America PCB facilities was 48% and 39%, respectively, compared to 77% and 46%, respectively, for the first three quarters of 2022. The decrease in capacity utilization in our Asia PCB facilities was caused by a decline in production volumes due to demand weakness in our commercial end markets while the decrease in our North America PCB facilities was due to the additional plating capacity added as well as a greater mix of higher technology product that requires less finish plating.

Selling and Marketing Expenses

Selling and marketing expenses decreased $1.0 million to $18.8 million for the third quarter of 2023 from $19.8 million for the third quarter of 2022. The decrease in selling and marketing expenses was primarily due to a decrease in commission expense. However, because of lower net sales, selling and marketing expenses as a percentage of net sales increased to 3.3% for the third quarter of 2023 from 3.0% for the third quarter of 2022.

Selling and marketing expenses increased $2.6 million to $58.2 million for the first three quarters of 2023 from $55.6 million for the first three quarters of 2022. As a percentage of net sales, selling and marketing expenses were 3.5% for the first three quarters of 2023, as compared to 2.9% for the first three quarters of 2022. The increase in selling and marketing expenses for the first three quarters of 2023 was primarily due to $4.2 million of selling and marketing expenses incurred in the first two quarters of 2023 by Telephonics post acquisition and an increase in labor and travel costs, partially offset by a $2.7 million decrease in commission expense.

General and Administrative Expenses

General and administrative expenses decreased $1.8 million to $38.9 million, or 6.8% of net sales, for the third quarter of 2023 from $40.7 million, or 6.1% of net sales, for the third quarter of 2022. The decrease in the amount of general and administrative expenses was primarily due to $1.9 million of reduced acquisition and integration costs, while the increase on a percentage basis resulted from lower net sales.

General and administrative expenses decreased $10.1 million to $111.8 million, or 6.7% of net sales, for the first three quarters of 2023 from $121.9 million, or 6.5% of net sales, for the first three quarters of 2022. The decrease in the amount of general and administrative expenses primarily resulted from $12.8 million of reduced acquisition and integration costs mainly related to the acquisition of Telephonics on June 27, 2022, partially offset by $3.6 million of general and administrative expenses incurred in the first two quarters of 2023 by Telephonics post acquisition.

Research and Development Expenses

Research and development expenses decreased $1.1 million to $6.2 million, or 1.1% of net sales, for the third quarter of 2023 from $7.3 million, or 1.1% of net sales, for the third quarter of 2022. The decrease in the expense amount was primarily due to a decrease in labor costs and supplies spending, while the percentage of net sales was flat as a result of lower net sales.

Research and development expenses increased $1.6 million to $19.7 million, or 1.2% of net sales, for the first three quarters of 2023 from $18.1 million, or 1.0% of net sales, for the first three quarters of 2022. The increase in expense was primarily due to $3.2 million of research and development expense incurred in the first two quarters of 2023 by Telephonics post acquisition, partially offset by a decrease in labor costs and supplies spending.

Impairment of Goodwill

During the third quarter of 2023, we performed an interim evaluation of goodwill in connection with the preparation and review of our Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q, as we believed there were impairment triggering events and circumstances that warranted an evaluation. The circumstances included lower than anticipated results, lower forecasted sales in future years, and a continued decline in sales in the RF&S Components reporting unit. As a result, we recorded a non-cash goodwill impairment charge in the amount of $44.1 million in the third quarter of 2023.

Total Other Expense, Net

Total other expense, net increased $6.5 million to $7.1 million for the third quarter of 2023, primarily due to foreign currency losses resulting from the strengthening RMB in the third quarter of 2023 compared to the third quarter of 2022, partially offset by an increase in interest income of $1.8 million. We utilize the RMB at our China facilities for employee-related expenses, RMB denominated purchases, and other costs of running our operations in China.

Total other expense, net increased $12.2 million to $25.3 million for the first three quarters of 2023, primarily due to foreign currency losses resulting from the strengthening RMB in the first three quarters of 2023 compared to the first three quarters of 2022, a loss on extinguishment of debt of $1.3 million, and an increase in interest expense of $1.7 million due to higher interest rates, partially offset by an increase in interest income of $3.9 million.

Income Taxes

Income tax expense increased $14.2 million to $19.8 million for the third quarter of 2023 from $5.6 million for the third quarter of 2022. The increase in income tax expense was primarily due to a change in the valuation allowance on U.S. deferred tax assets in the third quarter of 2023 which was absent in the third quarter of 2022.

Income tax expense increased $7.3 million to $18.5 million for the first three quarters of 2023 from $11.2 million for the first three quarters of 2022. The increase in income tax expense for the first three quarters of 2023 was primarily due to a change in the valuation allowance on U.S. deferred tax assets in the first three quarters of 2023 which was absent in the first three quarters of 2022.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of approximately $56.8 million and $8.9 million as of October 2, 2023 and October 3, 2022, respectively. The increase in the deferred income tax liability was primarily due to the recording of a full valuation allowance for the U.S. in the last quarter of 2022.

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

Cash flow provided by operating activities during the first three quarters of 2023 was $139.8 million as compared to cash flow provided by operating activities of $195.3 million in the same period in 2022. The decrease in cash flow was primarily due to the $124.6 million decrease in net income.

Net cash used in investing activities was approximately $46.1 million for the first three quarters of 2023, primarily reflecting the use of $114.2 million for purchases of property, plant and equipment and other assets, partially offset by the receipt of $61.8 million of proceeds from the sale of property associated with our Shanghai E-MS subsidiary and $6.0 million of proceeds from the sale of our Shanghai Backplane Assembly subsidiary, net of cash disposed. Net cash used in investing activities was approximately $374.7 million for the first three quarters of 2022, primarily reflecting the use of $298.3 million for the acquisition of Telephonics and $76.2 million for purchases of property, plant and equipment and other assets.

Net cash used in financing activities during the first three quarters of 2023 was $87.9 million, reflecting repayment of long-term debt borrowings of $291.5 million, repurchases of common stock of $14.6 million, refund of customer deposits of $7.5 million, payment of debt issuance costs of $5.5 million and payment of original issue discount of $3.5 million, partially offset by the receipt of proceeds from long-term debt borrowing of $234.8 million. Net cash used in financing activities during the first three quarters of 2022 was $21.3 million, primarily reflecting repurchases of common stock of $35.4 million, cash used to settle warrants of $0.9 million, less customer deposits of $15.0 million.

As of October 2, 2023, we had cash and cash equivalents of approximately $408.3 million, of which approximately $198.3 million was held by our foreign subsidiaries, primarily in Hong Kong. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for the repatriation of this cash.

Our total 2023 capital expenditures are expected to be in the range of $200.0 million to $220.0 million, of which approximately $115.0 million relate to our construction of our new plant in Penang, Malaysia.

Long-term Debt and Letters of Credit

As of October 2, 2023, we had $867.4 million of outstanding debt, net of discount and debt issuance costs, composed of $495.7 million of Senior Notes due March 2029, $341.7 million of a Term Loan due May 2030, and $30.0 million under the Asia ABL.

Pursuant to the terms of the Term Loan Facility and Senior Notes due 2029, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments. Under the U.S. ABL and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of October 2, 2023, we were in compliance with the covenants under the Term Loan Facility, Senior Notes due 2029 and ABL Revolving Loans.

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

Contractual Obligations and Commitments

As part of our on-going operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, purchase obligations, and leases as of October 2, 2023. As of the date of this report, there were no material changes outside the ordinary course of business since January 2, 2023 to our contractual obligations and commitments and the related cash requirements, except for our interest on debt obligations. Our aggregate interest on debt obligations as of October 2, 2023 amounted to $302.0 million, which are expected to be settled as follows: $50.4 million within 1 year, $100.0 million within 1-3 years, $98.8 million within 4-5 years, and $52.8 million after 5 years. For debt obligations based on variable rates, interest rates used are as of October 2, 2023.

Offset Agreements

Following the acquisition of Telephonics on June 27, 2022, we have and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and our obligations under these agreements may be satisfied through activities that do not require us to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of October 2, 2023, we had outstanding offset agreements of approximately $28.0 million, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event we fail to perform in accordance with contract requirements. Historically, we have not paid any such penalties, and as of October 2, 2023, no such penalties have been paid.

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

On March 23, 2023, we entered into a four-year pay-fixed, receive floating (1-month CME Term SOFR), interest rate swap arrangement with a notional amount of $250.0 million for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, we pay a fixed rate of 3.49% against the first interest payments of a portion of our Term SOFR-based debt and receive floating 1-month CME Term SOFR during the swap period. At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of October 2, 2023, the fair value of the interest rate swap was recorded as an asset, of which $4.4 million is included as a component of prepaid expenses and other current assets and $4.3 million is included as a component of deposits and other non-current assets. No ineffectiveness was recognized for the quarter and three quarters ended October 2, 2023. During the quarter and three quarters ended October 2, 2023, the interest rate swap decreased interest expense by $1.1 million and $2.1 million, respectively.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of October 2, 2023, approximately 85.3% of our total debt was based on fixed rates. Based on our borrowings as of October 2, 2023, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $1.3 million.

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

Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of machinery denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts was approximately $1.9 million (Euro (EUR) 1.8 million) and $1.6 million (EUR 1.4 million) as of October 2, 2023 and January 2, 2023, respectively.

Commodity Price Risks

We are exposed to certain commodity risks associated with prices for various raw materials, particularly copper, which may negatively affect our profitability. Copper clad laminates (CCLs), a key raw material for the manufacture of PCBs, are made from epoxy resin, glass cloth, and copper foil. We only buy a small amount of copper directly. However, copper is a major driver of laminate cost. We are hedging copper as a proxy for hedging laminate. As of October 2, 2023, we had commodity contracts with a notional quantity of (i) 700 metric tonnes for the period beginning October 1, 2023 and ending on December 31, 2023, (ii) 675 metric tonnes for the period beginning January 1, 2024 and ending on March 31, 2024, (iii) 600 metric tonnes for the period beginning April 1, 2024 and ending on June 30, 2024, and (iv) 600 metric tonnes for the period beginning July 1, 2024 and ending on September 30, 2024. As of October 2, 2023, the fair value of the commodity contracts was recorded as a liability in the amount of $1.0 million and included as a component of other current liabilities. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more in the future.

Debt Instruments

The table below presents the fiscal calendar maturities of our debt instruments through 2027 and thereafter as of October 2, 2023:

	As of October 2, 2023
	Remaining 2023	2024	2025	2026	2027	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate (1)	$875	$2,625	$3,500	$3,500	$4,375	$364,250	$379,125	$379,781	7.96%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	415,865	4.00%
Total	$875	$2,625	$3,500	$3,500	$4,375	$864,250	$879,125	$795,646

(1)
Interest rate swap effectively fixed $250,000 of variable rate debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO have concluded that, as of October 2, 2023 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

We continue to expand our implementation of an enterprise resource planning (ERP) system on a worldwide basis, which is expected to improve the efficiency of the financial reporting and related transaction processes. During the quarter ended October 2, 2023, we completed the implementation at certain locations and as a result, we made changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting, including the implementation of additional controls. We are in the process of rolling out the ERP system to our remaining locations to standardize the ERP system.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertain global economic conditions have in the past and may in the future adversely impact our business. The current uncertainty in the worldwide economic environment together with other unfavorable changes in economic conditions, such as higher inflation and interest rate increases currently being experienced or implemented by most developed economies, as well as any recession, may negatively impact consumer confidence and spending, ultimately causing our customers to postpone purchases and may ultimately impact our profitability. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets. We could experience period-to-period fluctuations in operating results due to general industry or economic conditions and volatile or uncertain economic conditions can adversely impact our sales and profitability and make it difficult for us to accurately forecast and plan our future business activities. Furthermore, inflationary pressure and increases in interest rates may negatively impact revenue, earnings and demand for our products. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products.

We serve customers and have manufacturing facilities throughout the world and are subject to risks caused by local and global pandemics and other similar risks, which could materially adversely affect our business, financial condition, and results of operations.

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

In particular, multiple facets of our business may be negatively impacted by the fear of exposure to or actual effects of disease outbreaks, epidemics, pandemics and similar widespread public health concerns. These impacts include but are not limited to:

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

Uncertainty, volatility and adverse changes in the global economy and financial markets, including those resulting from the conflict between Russia and Ukraine and the current conflict in Israel and the Gaza Strip, could have an adverse impact on our business and operating results.

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

The conflict between Russia and Ukraine and the current conflict in Israel and the Gaza Strip has contributed to volatility in the global economy and markets and on-going geopolitical instability and is likely to have further global economic consequences, including on-going disruptions of the global supply chain and energy markets. The effects of the conflict have contributed to significant volatility in credit and capital markets, spikes in energy prices, changes in laws and regulations that may affect our business, sanctions or counter-sanctions and increased cybersecurity threats and concerns. As a result, there is a risk that supplies of our products may be significantly delayed by or may become unavailable as a result of the conflict between Russia and Ukraine and the current conflict in Israel and the Gaza Strip affecting us or our suppliers. The conflict may at times, reduce demand for our products because of reduced global or national economic activity, disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and reduced levels of business and consumer spending. The effects of the conflict between Russia and Ukraine and the current conflict in Israel and the Gaza Strip could heighten or exacerbate many of the risk factors described in this Item 1A, Risk Factors, and may adversely affect our business, financial condition, and results of operation.

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

In addition, for the quarter ended October 2, 2023, we generated approximately 45% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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
public health crises;
•
labor unrest, rising wages, difficulties in staffing, and geographical labor shortages;
•
government or political unrest;
•
conflict or war between nations over territory that impacts the electronics supply chain leading to potential trade restrictions to and from the nations involved, including Russia, Ukraine, China, Israel and the Gaza Strip;
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

Further, the conflict between Russia and Ukraine and the current conflict in Israel and the Gaza Strip described in the previous risk factor, and the effects thereof, may adversely affect our manufacturing facilities and our customers.

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

To respond to competitive pressures and customer requirements, we may further expand internationally in lower-cost locations. If we pursue such expansions, we may be required to make additional capital expenditures. For instance, in March 2022 we announced our plans to construct a new plant in Penang, Malaysia, which we project will require approximately $200.0 million in capital expenditures over a three-year period. In addition, the cost structure in certain countries that are now considered to be favorable may increase as economies develop or as such countries join multinational economic communities or organizations, causing local wages to rise. As a result, we may need to continue to seek new locations with lower costs and the employee and infrastructure base to support PCB manufacturing and we may lose business in our existing facilities as a result of such potential shifts in the global market. We cannot assure investors that we will realize the anticipated strategic benefits of our international operations, including our new plant, or that our international operations will contribute positively to our operating results.

In North America, we are experiencing wage inflation pressures, as a result of labor shortages, and certain pressures which are also mandated by local and state governments. Further, we are experiencing rising health care costs. While we strive to manage these challenges, there can be no assurance that our efforts will succeed which would result in higher costs and lower profits. The competition for talent and labor in North America and in general is currently extremely high. In this competitive environment, our business could be adversely impacted by increases in labor costs, which could include increases in wages and benefits necessary to attract and retain high quality employees with the right skill sets, increases triggered by regulatory actions regarding wages, scheduling, and benefits; and increases in health care and workers’ compensation insurance costs. In light of the current challenging labor market conditions, our wages and benefits programs and any steps we take to increase our wages and benefits, may be insufficient to attract and retain talent at all levels of our organization. Existing labor shortages, and our inability to attract employees to maintain a qualified workforce, could adversely affect our production and our overall business and financial performance.

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

In addition, our industry continues to experience a shortage of workers, which may prove to be systemic. We rely on maintaining a sufficient workforce at all levels of our organization to design, manufacture and distribute our products. If the labor markets remain tight and we are unable to adequately staff our facilities due to a shortage of qualified workers, our operations and financial performance would likely be adversely affected.

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

As of October 2, 2023, our consolidated condensed balance sheet included $953.2 million of goodwill and definite-lived intangible assets. During the quarter ended October 2, 2023, we recorded a non-cash goodwill impairment charge of $44.1 million related to our RF and Specialty Components (RF&S Components) reportable segment. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

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

Sales to EMS companies represented approximately 31% and 36% of our net sales for the quarters ended October 2, 2023 and October 3, 2022, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers collectively accounted for approximately 43% and 33% of our net sales for the quarters ended October 2, 2023 and October 3, 2022, respectively, and two customers collectively accounted for approximately 23% of our net sales for the quarter ended October 2, 2023. Furthermore, our business has benefited from OEMs deciding to outsource their PCB manufacturing and backplane assembly needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

For the quarter ended October 2, 2023, aerospace and defense sales accounted for approximately 45% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and U.S. government approved foreign military and defense programs. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

Additionally, our OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. Sales to EMS companies represented approximately 31% and 36% of our net sales for the quarters ended October 2, 2023 and October 3, 2022, respectively. Our contractual relationship is often with the EMS companies, who are obligated to pay us for our products. Because we expect our OEM customers to continue to direct our sales to EMS companies, we expect to continue to be subject to this credit risk with a limited number of EMS customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay us, our business, financial condition, and results of operations would be materially adversely affected.

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

We have substantial debt and, as a result, we have significant debt service obligations. As of October 2, 2023, we maintain $349.1 million outstanding under our Term Loan Facility due 2030 (Term Loan Facility) at a floating rate of Term Secured Overnight Financing Rate (SOFR) plus 2.75%, $500.0 million of Senior Notes due 2029 (Senior Notes due 2029) at an interest rate of 4.0%, and $30.0 million outstanding under a $150.0 million Asia Asset-Based Lending Credit Agreement (Asia ABL). We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

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

Outages, computer viruses, cyber-attacks, and similar events could materially disrupt our operations, and breaches of our security systems may cause us to incur significant legal and financial exposure.

We rely on information technology networks and systems, some of which are owned and operated by third parties, to collect, process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing, and email communications. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, hacking, terrorist attacks, and similar events. In addition, in the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, our proprietary and confidential business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure collection, processing, storage, maintenance and transmission of this information is critical to our operations. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses, break-ins, cyber-attacks, attacks by hackers or breaches due to employee or third party (including suppliers and business partners) error, malfeasance, or other disruptions. If we or our vendors are unable to prevent such outages and breaches, our operations could be materially disrupted. If unauthorized parties gain access to our information systems or such information is used in an unauthorized manner, misdirected, altered, lost, or stolen during transmission, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, loss of customers, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about repurchases by us of shares of our common stock during the quarter ended October 2, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased As Part of Publicly Announced Program(2)	Maximum Approximate Dollar of Shares that May Yet be Purchased Under the Program(3)
July 4, 2023 - July 31, 2023	8,758	$13.48	8,758	$99,881,928
August 1, 2023 - August 28, 2023	540,000	14.71	540,000	91,941,192
August 29, 2023 - October 2, 2023	471,209	13.92	471,209	85,383,268
Total for the quarter ended October 2, 2023	1,019,967	$14.33	1,019,967

(1)
Includes commissions.
(2)
On May 3, 2023, we announced that our Board of Directors authorized and approved a share repurchase program. Under the program, we may repurchase up to $100.0 million in value of our outstanding shares of common stock from time to time through May 3, 2025.
(3)
As of the last day of the applicable period.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended October 2, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Exhibits

10.1‡	Letter Agreement, dated as of July 28, 2023, by and between the Company and Daniel L. Boehle (1)
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documents

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Documents

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Documents

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Commission on August 2, 2023, SEC File Number 000-31285.

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

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: November 7, 2023	Thomas T. Edman
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Boehle

Dated: November 7, 2023	Daniel L. Boehle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)