Form 10-Q
period 2024-04-01
TTM TECHNOLOGIES INC
filed 2024-05-07
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2024

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

As of May 2, 2024, there were outstanding 101,776,192 shares of the registrant’s Common Stock, $0.001 par value.

TTM TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended April 1, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of April 1, 2024 and January 1, 2024

	As of
	April 1, 2024	January 1, 2024
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$440,388	$450,208
Accounts receivable, net	367,537	413,557
Contract assets	320,514	292,050
Inventories	220,515	213,075
Receivable from sale of Shanghai E-MS (SH E-MS) property	—	6,737
Prepaid expenses and other current assets	57,160	54,060
Total current assets	1,406,114	1,429,687
Property, plant, and equipment, net	825,834	807,667
Operating lease right-of-use assets	83,847	86,286
Goodwill	702,735	702,735
Definite-lived intangibles, net	222,946	236,711
Deposits and other non-current assets	57,334	60,577
Total assets	$3,298,810	$3,323,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$2,625	$3,500
Accounts payable	348,913	334,609
Contract liabilities	117,381	126,508
Accrued salaries, wages, and benefits	88,549	98,561
Other current liabilities	113,739	140,806
Total current liabilities	671,207	703,984
Long-term debt, net of discount and issuance costs	913,888	914,336
Operating lease liabilities	77,485	80,786
Other long-term liabilities	115,122	113,518
Total long-term liabilities	1,106,495	1,108,640
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized; 111,550 and 111,282 shares issued as of April 1, 2024 and January 1, 2024, respectively; 101,776 and 102,108 shares outstanding as of April 1, 2024 and January 1, 2024, respectively	112	111
Treasury stock – common stock at cost; 9,774 and 9,174 shares as of April 1, 2024 and January 1, 2024, respectively	(132,425)	(123,091)
Additional paid-in capital	887,749	880,963
Retained earnings	792,589	782,123
Accumulated other comprehensive loss	(26,917)	(29,067)
Total stockholders’ equity	1,521,108	1,511,039
Total liabilities and stockholders' equity	$3,298,810	$3,323,663

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended April 1, 2024 and April 3, 2023

	Quarter Ended
	April 1, 2024	April 3, 2023
	(Unaudited)
	(In thousands, except per share data)
Net sales	$570,113	$544,437
Cost of goods sold	466,394	458,314
Gross profit	103,719	86,123
Operating expenses:
Selling and marketing	20,294	21,302
General and administrative	43,670	35,073
Research and development	7,321	7,085
Amortization of definite-lived intangibles	11,429	21,964
Restructuring charges	3,938	4,167
Total operating expenses	86,652	89,591
Operating income (loss)	17,067	(3,468)
Other (expense) income:
Interest expense	(12,324)	(12,807)
Gain on sale of subsidiary	—	1,339
Other, net	9,326	1,198
Total other expense, net	(2,998)	(10,270)
Income (loss) before income taxes	14,069	(13,738)
Income tax (provision) benefit	(3,603)	7,924
Net income (loss)	$10,466	$(5,814)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.10	$(0.06)
Diluted earnings (loss) per share	0.10	(0.06)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarters Ended April 1, 2024 and April 3, 2023

	Quarter Ended
	April 1, 2024	April 3, 2023
	(Unaudited)
	(In thousands)
Net income (loss)	$10,466	$(5,814)
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	—	1
Foreign currency translation adjustments, net	(802)	30
Derecognition of foreign currency translation adjustments due to sale of subsidiary	—	(6,627)
Net unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	3,819	(680)
Amounts realized in the statement of operations, net	(867)	5
Net	2,952	(675)
Other comprehensive income (loss), net of tax	2,150	(7,271)
Comprehensive income (loss), net of tax	$12,616	$(13,085)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Quarters Ended April 1, 2024 and April 3, 2023

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, January 1, 2024	111,282	$111	(9,174)	$(123,091)	$880,963	$782,123	$(29,067)	$1,511,039
Net income	—	—	—	—	—	10,466	—	10,466
Other comprehensive income	—	—	—	—	—	—	2,150	2,150
Issuance of common stock for performance-based restricted stock units	227	1	—	—	(1)	—	—	—
Issuance of common stock for restricted stock units	41	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(600)	(9,334)	—	—	—	(9,334)
Stock-based compensation	—	—	—	—	6,787	—	—	6,787
Balance, April 1, 2024	111,550	$112	(9,774)	$(132,425)	$887,749	$792,589	$(26,917)	$1,521,108

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, January 2, 2023	109,598	$110	(7,370)	$(98,659)	$858,077	$800,841	$(24,790)	$1,535,579
Net loss	—	—	—	—	—	(5,814)	—	(5,814)
Other comprehensive loss	—	—	—	—	—	—	(7,271)	(7,271)
Issuance of common stock for performance-based restricted stock units	337	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	21	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,240	—	—	5,240
Balance, April 3, 2023	109,956	$110	(7,370)	$(98,659)	$863,317	$795,027	$(32,061)	$1,527,734

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended April 1, 2024 and April 3, 2023

	Quarter Ended
	April 1, 2024	April 3, 2023
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$10,466	$(5,814)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment	24,696	25,253
Amortization of definite-lived intangible assets	13,765	27,772
Amortization of debt discount and issuance costs	518	726
Deferred income taxes	1,104	(1,867)
Stock-based compensation	6,787	5,240
Gain on sale of subsidiary	—	(1,339)
Other	(1,465)	(1,050)
Changes in operating assets and liabilities:
Accounts receivable, net	46,020	64,595
Contract assets	(28,464)	18,591
Inventories	(7,440)	(9,045)
Prepaid expenses and other current assets	(5,103)	1,875
Accounts payable	7,275	(34,578)
Contract liabilities	(9,127)	22,724
Accrued salaries, wages, and benefits	(10,012)	(29,279)
Other current liabilities	(5,125)	(28,726)
Net cash provided by operating activities	43,895	55,078
Cash flows from investing activities:
Proceeds from sale of SH E-MS property	6,737	34,733
Purchase of property, plant, and equipment and other assets	(49,342)	(31,002)
Proceeds from sale of property, plant, and equipment and other assets	46	295
Proceeds from sale of subsidiary, net of cash disposed	—	5,601
Net cash (used in) provided by investing activities	(42,559)	9,627
Cash flows from financing activities:
Repayment of long-term debt borrowing	(1,750)	(50,000)
Repurchases of common stock	(9,334)	—
Net cash used in financing activities	(11,084)	(50,000)
Effect of foreign currency exchange rates on cash and cash equivalents	(72)	(2)
Net (decrease) increase in cash and cash equivalents	(9,820)	14,703
Cash and cash equivalents at beginning of period	450,208	402,749
Cash and cash equivalents at end of period	$440,388	$417,452
Supplemental cash flow information:
Cash paid, net for interest	$19,579	$19,589
Cash paid, net for income taxes	4,313	13,207
Supplemental disclosure of noncash investing activities:
Property, plant, and equipment recorded in accounts payable and other current liabilities	$68,990	$25,418

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global manufacturer of technology solutions including mission systems, radio frequency (RF) components/RF microwave/microelectronic assemblies, and quick-turn and technologically advanced printed circuit boards (PCB). The Company provides time-to-market and volume production of advanced technology products and offers a one-stop design, engineering, and manufacturing solution to customers. This solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

The Company serves a diversified customer base in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial and instrumentation related products, and networking. The Company’s customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors, and government agencies (both domestic and allied foreign governments).

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

Recently Issued Accounting Standards Not Yet Adopted

In March 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements, to remove various references to concepts statements from the Accounting Standards Codification (ASC). These amendments clarify guidance, simplify wording or structure of guidance, and other minor improvements. The amendments are effective for fiscal years beginning after December 15, 2024, applied prospectively, with early adoption and retrospective application permitted. The impact of the adoption of the amendments in this update is not expected to be material to the Company's consolidated financial statements and related disclosures.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements of a variety of topics in the ASC in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC requirements with the SEC’s regulations. For entities subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

(2) Share Repurchase Program

On May 3, 2023, the Company's Board of Directors authorized and approved a share repurchase program (2023 Repurchase Program), under which the Company may repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through May 3, 2025. The Company may repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (Exchange Act), which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. In addition, the Company adopted one trading plan in accordance with Rule 10b5-1 of the Exchange Act to facilitate certain purchases that may be effected under the share repurchase program. The timing, manner, price, and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated, or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares.

During the quarter ended April 1, 2024, the Company repurchased 600 shares of common stock for a total cost of approximately $9,334 (including commissions). As of April 1, 2024, the remaining amount in value available to be repurchased under the 2023 Repurchase Program was approximately $66,234.

(3) Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $203,019 and $195,928 as of April 1, 2024 and January 1, 2024, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs on-going credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of April 1, 2024, there was one customer that accounted for 11% of the Company's accounts receivable. There were no customers that accounted for 10% or more of the Company’s accounts receivable as of January 1, 2024.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter ended April 1, 2024, two customers collectively accounted for approximately 22% of the Company's net sales. For the quarter ended April 3, 2023, one customer accounted for approximately 12% of the Company's net sales.

(4) Revenues

As of April 1, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $385,265. The Company expects to recognize revenue on approximately 49% of the remaining performance obligations for the Company’s long-term contracts over the next 12 months with the remaining amount expected to be recognized thereafter.

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of April 1, 2024 and January 1, 2024 were $34,044 and $25,213, respectively.

Revenue recognized for the quarter ended April 1, 2024 from amounts recorded as contract liabilities as of January 1, 2024 was $18,214. Revenue recognized for the quarter ended April 3, 2023 from amounts recorded as contract liabilities as of January 2, 2023 was $18,508.

Revenue from products and services transferred to customers over time and at a point in time accounted for 96% and 4%, respectively, of the Company’s revenue for the quarters ended April 1, 2024 and April 3, 2023.

Disaggregated revenue by principal end markets with reportable segments was as follows:

	Quarter Ended April 1, 2024
	PCB	RF and Specialty Components (RF&S Components)	Total
	(In thousands)
End Markets:
Aerospace and Defense	$264,776	$—	$264,776
Automotive	73,617	—	73,617
Data Center Computing	119,377	59	119,436
Medical/Industrial/Instrumentation	78,793	734	79,527
Networking	25,278	7,479	32,757
Total	$561,841	$8,272	$570,113

	Quarter Ended April 3, 2023
	PCB	RF&S Components	Total
	(In thousands)
End Markets:
Aerospace and Defense	$232,292	$—	$232,292
Automotive	93,467	—	93,467
Data Center Computing	57,870	—	57,870
Medical/Industrial/Instrumentation	100,768	917	101,685
Networking	49,714	9,409	59,123
Total	$534,111	$10,326	$544,437

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	April 1, 2024	January 1, 2024
	(In thousands)
Inventories:
Raw materials	$167,375	$165,666
Work-in-process	51,408	45,494
Finished goods	1,732	1,915
Inventories	$220,515	$213,075

Property, plant, and equipment, net:
Land and land use rights	$71,131	$71,131
Buildings and improvements	520,117	512,148
Machinery and equipment	1,050,565	986,527
Furniture and fixtures and other	10,301	10,157
Construction-in-progress	49,740	90,940
Property, plant, and equipment, gross	1,701,854	1,670,903
Less: Accumulated depreciation	(876,020)	(863,236)
Property, plant, and equipment, net	$825,834	$807,667

Other current liabilities:
Accrued capital expenditures	$14,714	$35,026
Sales return and allowances	12,656	12,301
Accrued facility operating costs	8,617	10,172
Operating leases	8,373	8,433
Warranty	8,191	10,557
Housing fund	7,742	7,749
Income taxes payable	5,625	5,466
Accrued professional fees	3,241	3,276
Interest	1,856	9,399
Restructuring	879	1,179
Derivative liabilities	24	297
Other	41,821	36,951
Other current liabilities	$113,739	$140,806

Other long-term liabilities:
Deferred income taxes	$46,021	$44,238
Customer deposits	29,105	29,820
Finance leases	12,602	12,799
Defined benefit pension plan liability	792	836
Derivative liabilities	—	1,476
Other	26,602	24,349
Other long-term liabilities	$115,122	$113,518

(6) Goodwill

Goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
As of April 1, 2024 and January 1, 2024
Goodwill	$810,235	$177,200	$987,435
Accumulated impairment losses	(171,400)	(113,300)	(284,700)
Carrying amount	$638,835	$63,900	$702,735

(7) Definite-lived Intangibles

The components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
As of April 1, 2024
Customer relationships	$416,230	$(232,258)	$183,972	11.2
Technology	66,650	(29,613)	37,037	8.2
Backlog	13,000	(11,375)	1,625	2.0
Trade names	2,500	(2,188)	312	2.0
Total	$498,380	$(275,434)	$222,946

As of January 1, 2024
Customer relationships	$416,230	$(222,766)	$193,464	11.2
Technology	66,650	(27,278)	39,372	8.2
Backlog	13,000	(9,750)	3,250	2.0
Trade names	2,500	(1,875)	625	2.0
Total	$498,380	$(261,669)	$236,711

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $13,765 and $27,772 for the quarters ended April 1, 2024 and April 3, 2023, respectively. For the quarters ended April 1, 2024 and April 3, 2023, $2,336 and $5,808, respectively, of amortization expense was included in cost of goods sold. The Company recorded amortization expense of $18,114 related to the acquired identifiable intangible assets of Telephonics during the quarter ended April 3, 2023 (of which $10,744 corresponded to the fiscal year ended January 2, 2023). For the quarter ended April 3, 2023, $4,425 of amortization expense related to the acquired identifiable intangible assets of Telephonics was included in cost of goods sold (of which $2,950 corresponded to the fiscal year ended January 2, 2023).

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2024	$31,127
2025	36,897
2026	36,897
2027	34,543
2028	30,997
Thereafter	52,485
Total	$222,946

(8) Long-term Debt and Letters of Credit

Long-term debt was as follows:

	As of April 1, 2024		As of January 1, 2024
	Interest Rate	Principal Outstanding	Interest Rate	Principal Outstanding
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due May 2030	8.07	347,375	8.10	349,125
Asia ABL Revolving Loan due June 2028	6.62	80,000	6.65	80,000
Total debt		927,375		929,125
Less: Unamortized debt issuance costs		(7,706)		(8,021)
Less: Unamortized debt discount		(3,156)		(3,268)
Subtotal		916,513		917,836
Less: current maturities		(2,625)		(3,500)
Long-term debt, less current maturities		$913,888		$914,336

Debt Covenants

Borrowings under the Senior Notes due March 2029 and Term Loan due May 2030 (Term Loan Facility) are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments.

Under the occurrence of certain events, the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively, the ABL Revolving Loans), are subject to various financial covenants, including leverage and fixed charge coverage ratios.

Debt Issuance Costs and Debt Discount

Remaining unamortized debt issuance costs and debt discount were as follows:

	As of April 1, 2024			As of January 1, 2024
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$3,907	$—	4.18%	$4,085	$—	4.18%
Term Loan due May 2030	3,799	3,156	8.26	3,936	3,268	8.26
Total	$7,706	$3,156		$8,021	$3,268

The above debt issuance costs and debt discount are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

The remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,512 and $1,603 as of April 1, 2024 and January 1, 2024, respectively, are included in deposits and other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of April 1, 2024, the remaining weighted average amortization period for all unamortized debt issuance costs and debt discount was 5.5 years.

(9) Income Taxes

The Company’s effective tax rate is impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits, and deductions available to the Company as well as changes in valuation allowances and certain non-deductible items. No tax benefit was recorded on the losses incurred in certain foreign jurisdictions as a result of corresponding increases in the valuation allowances in these jurisdictions.

During the quarter ended April 1, 2024, the Company’s effective tax rate was impacted by a net discrete expense of $487. This is primarily related to the approval of the Company’s renewal application for High and New Technology Enterprise status for two of the Company’s manufacturing subsidiaries in China, including the impact on the respective subsidiaries’ deferred tax amounts.

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

(10) Segment Information

The Company’s reportable segments are the segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker to assess performance and to allocate resources.

The Company, including the chief operating decision maker, evaluates segment performance based on reportable segment income, which is operating income before amortization of intangibles. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All inter-segment transactions have been eliminated. Net sales by segment, operating segment income, and segment assets were as follows:

	Quarter Ended
	April 1, 2024	April 3, 2023
	(In thousands)
Net Sales:
PCB	$561,841	$534,111
RF&S Components	8,272	10,326
Total net sales	$570,113	$544,437
Operating Segment Income:
PCB	$69,652	$51,634
RF&S Components	1,662	2,168
Corporate and Other	(40,482)	(29,498)
Total operating segment income	30,832	24,304
Amortization of definite-lived intangibles (1)	(13,765)	(27,772)
Total operating income (loss)	17,067	(3,468)
Total other expense	(2,998)	(10,270)
Income (loss) before income taxes	$14,069	$(13,738)

	As of
	April 1, 2024	January 1, 2024
	(In thousands)
Segment Assets:
PCB	$2,067,170	$2,032,202
RF&S Components	140,121	142,520
Corporate and Other	1,091,519	1,148,941
Total assets	$3,298,810	$3,323,663

(1)
Amortization of definite-lived intangibles relates to the PCB and RF&S Components reportable segments. For the quarters ended April 1, 2024 and April 3, 2023, $2,336 and $5,808, respectively, of amortization expense is included in cost of goods sold.

The Corporate and Other category primarily includes operating expenses that are not included in the segment operating performance measures. Corporate and Other consists primarily of corporate governance functions such as finance, accounting, information technology, and human resources personnel, as well as global sales and marketing personnel, research and development costs, and acquisition and integration costs associated with acquisitions and divestitures.

The Company markets and sells its products in approximately 50 countries. Other than in the United States and Taiwan, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are attributed to countries by country invoiced and were as follows:

	Quarter Ended
	April 1, 2024	April 3, 2023
	(In thousands)
Net Sales:
United States	$300,959	$311,441
Taiwan	68,924	27,943
Other	200,230	205,053
Total net sales	$570,113	$544,437

(11) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign Currency Translation	Pension Obligation	Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
Ending balance as of January 1, 2024	$(32,860)	$2,530	$1,263	$(29,067)
Other comprehensive (loss) income before reclassifications	(802)	—	3,819	3,017
Amounts reclassified from accumulated other comprehensive loss	—	—	(867)	(867)
Net year to date other comprehensive (loss) income	(802)	—	2,952	2,150
Ending balance as of April 1, 2024	$(33,662)	$2,530	$4,215	$(26,917)

(12) Financial Instruments

Derivatives

Interest Rate Swaps

The Company’s business is exposed to risk resulting from fluctuations in interest rates on certain Secured Overnight Financing Rate (SOFR) based variable rate debt. Increases in interest rates increase interest expenses relating to the outstanding variable rate borrowings and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of the debt obligations.

On March 23, 2023, the Company entered into a four-year pay-fixed, receive-floating (1-month Chicago Mercantile Exchange (CME) Term SOFR), interest rate swap arrangement with a notional amount of $250,000 for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, the Company pays a fixed rate of 3.49% against a portion of its Term SOFR-based debt and receives a floating 1-month CME Term SOFR during the swap period.

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of April 1, 2024, the fair value of the interest rate swap was recorded as an asset in the amount of $5,719, of which $4,580 is included as a component of prepaid expenses and other current assets and $1,139 is included as a component of deposits and other non-current assets. As of January 1, 2024, the fair value of the interest rate swap was recorded as a net asset in the amount of $1,777, of which $3,253 is included as a component of prepaid expenses and other current assets and $1,476 is included as a component of other long-term liabilities. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax in the Company's consolidated condensed balance sheets. No ineffectiveness was recognized for the quarter ended April 1, 2024. During the quarter ended April 1, 2024, the interest rate swap decreased interest expense by $1,166.

Foreign Exchange Contracts

The Company’s foreign subsidiaries may at times enter into forward exchange contracts to manage their foreign currency risks in relation to certain purchases of equipment denominated in foreign currencies other than the Company’s functional currencies. The notional amount of the foreign exchange contracts was $1,925 (Euro (EUR) 1.8 million) as of April 1, 2024 and January 1, 2024. The Company has designated certain of these foreign exchange contracts as cash flow hedges.

Commodity Price Risk Management

The Company uses various raw materials in the manufacturing of PCBs. Copper clad laminates (CCLs), a key raw material for the manufacture of PCBs, are made from epoxy resin, glass cloth, and copper foil. The Company only buys a small amount of copper directly. However, copper is a major driver of laminate cost. The Company enters into commodity contracts to hedge copper as a proxy for hedging laminate. As of April 1, 2024, the Company has commodity contracts with a notional quantity of (i) 0.6 metric tonnes for the period beginning April 1, 2024 and ending on June 30, 2024, (ii) 0.6 metric tonnes for the period beginning July 1, 2024 and ending on September 30, 2024, (iii) 0.5 metric tonnes for the period beginning October 1, 2024 and ending on December 31, 2024, and (iv) 0.5 metric tonnes for the period beginning January 1, 2025 and ending on March 31, 2025. As of April 1, 2024, the fair value of the commodity contracts was recorded as an asset in the amount of $455 and included as a component of prepaid expenses and other current assets. As of January 1, 2024, the fair value of the commodity contracts was recorded as a liability in the amount of $297 and included as a component of other current liabilities. The changes in the fair value of these commodity contracts are recorded in cost of goods sold in the consolidated condensed statements of operations. The commodity contracts decreased cost of goods sold by $431 and $1,041 for the quarters ended April 1, 2024 and April 3, 2023, respectively. These commodity contracts are not designated as accounting hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets were as follows:

		Asset/(Liability) Fair Value
	Balance Sheet Location	April 1, 2024	January 1, 2024
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Prepaid expenses and other current assets	$4,580	$3,253
Foreign exchange contracts	Prepaid expenses and other current assets	—	29
Interest rate swap	Deposits and other non-current assets	1,139	—
Foreign exchange contracts	Other current liabilities	(24)	—
Interest rate swap	Other long-term liabilities	—	(1,476)
Cash flow derivative instruments not designated as hedges:
Commodity contracts	Prepaid expenses and other current assets	$455	$—
Commodity contracts	Other current liabilities	—	(297)

Amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss were as follows:

		Quarter Ended April 1, 2024		Quarter Ended April 3, 2023
	Financial Statement Caption	Gain Recognized in Other Comprehensive Loss	Amounts Reclassified into Net Income	Loss Recognized in Other Comprehensive Loss	Amounts Reclassified into Net Loss
		(In thousands)
Cash flow hedge:
Interest rate swap	Interest expense	$5,108	$(1,166)	$(901)	$—

The activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss was as follows:

	Quarter Ended
	April 1, 2024	April 3, 2023
	(In thousands)
Beginning balance, net of tax	$1,263	$(85)
Changes in fair value gain (loss), net of tax	3,819	(680)
Reclassification to earnings	(867)	5
Ending balance, net of tax	$4,215	$(760)

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

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	As of April 1, 2024		As of January 1, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$5,035	$5,035	$3,282	$3,282
Derivative assets, non-current	1,139	1,139	—	—
Derivative liabilities, current	24	24	297	297
Derivative liabilities, non-current	—	—	1,476	1,476
Senior Notes due March 2029	496,093	450,285	495,915	455,035
Term Loan due May 2030	340,420	348,028	341,921	351,743
ABL Revolving Loans	80,000	80,000	80,000	80,000

The fair value of the derivative instruments was determined using pricing models developed based on the 1-month CME Term SOFR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of April 1, 2024 and January 1, 2024, which are considered Level 2 inputs.

As of April 1, 2024 and January 1, 2024, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories, and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or are tested at least annually in the case of goodwill) such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of April 1, 2024 and January 1, 2024 and included as a component of other current liabilities. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Offset Agreements

The Company has and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and the Company’s obligations under these agreements may be satisfied through activities that do not require the Company to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for activities such as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of April 1, 2024, the Company had outstanding offset agreements of approximately $27,963, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event the Company fails to perform in accordance with contract requirements. To date, the Company has not been obligated to pay any such penalties.

Supplier Finance Program Obligations

The Company has agreements with financial institutions to facilitate payments to certain suppliers. Under the terms of the agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. The supplier receives payment from the financial institution, and the Company pays the financial institution based on the terms negotiated, which generally range from 160 days to 360 days. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $17,689 and $18,832 as of April 1, 2024 and January 1, 2024, respectively.

(15) Earnings (Loss) Per Share

The reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

	Quarter Ended
	April 1, 2024	April 3, 2023
	(In thousands, except per share amounts)
Net income (loss)	$10,466	$(5,814)

Basic weighted average shares	101,952	102,381
Dilutive effect of performance-based restricted stock units, restricted stock units and stock options	2,146	—
Diluted shares	104,098	102,381
Earnings (loss) per share:
Basic	$0.10	$(0.06)
Diluted	$0.10	$(0.06)

Restricted stock units (RSUs) and stock options to purchase 4 shares and 20 shares of common stock, respectively, for the quarter ended April 1, 2024 were not included in the computation of diluted earnings per share because the options’ exercise prices or the total expected proceeds under the treasury stock method were greater than the average market price of common stock during the applicable quarter and, as a result, the impact would be anti-dilutive.

For the quarter ended April 3, 2023, potential shares of common stock, consisting of stock options to purchase approximately 60 shares of common stock at exercise prices ranging from $11.83 to $16.60 per share, 3,027 RSUs, and 606 performance-based restricted stock units (PRUs) were not included in the computation of diluted earnings per share because the Company incurred a net loss and as a result, the impact would be anti-dilutive.

(16) Stock-Based Compensation

Performance-based Restricted Stock Units

The Company maintains a long-term incentive program for executives that provides for the issuance of PRUs, representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period depends on performance during the period and may range from zero to 2.4 times the target number for PRUs awarded before 2023 and zero to 2.0 times the target number for PRUs awarded in 2023 and thereafter. For PRUs awarded before 2023, the performance metrics of the PRU program are based on (a) annual financial targets, which are based on revenue and earnings before interest, tax, depreciation, and amortization expense (EBITDA), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to a group of peer companies selected by the Company’s compensation committee, over the three-year performance period. For PRUs awarded in 2023 and thereafter, the performance metrics of the PRU program are based on (a) annual financial targets, which are based on revenue and EBITDA, each equally weighted, and (b) the three-year TSR performance result, which will be an additive component to the Company’s financial results of the aggregated three-year measurement period.

Under the PRU program, financial goals with respect to one or more target milestones are set at the beginning of each fiscal year and performance is reviewed at the end of that year. The percentage to be applied to each participant’s target award ranges from zero to 160% for PRUs awarded before 2023 and zero to 200% for PRUs awarded in 2023 and thereafter, based upon the extent to which the target milestones are achieved. If specific performance threshold levels for the target milestones are met, the amount earned for that element over the three-year performance period will be applied to one-third for PRUs awarded before 2023 and 80% for PRUs awarded in 2023 and thereafter, of the participants’ PRU award to determine the number of units earned.

At the end of the three-year performance period, the total units earned, if any, are adjusted by adding the TSR calculation. The TSR calculation is a percentage ranging from zero to 150% for PRUs awarded before 2023 and zero to 200% for PRUs awarded in 2023 and thereafter, determined on the Company’s TSR based on stock price changes relative to a group of peer companies selected by the Company’s compensation committee for the same three-year period. For outstanding PRU awards granted before 2023, the TSR is used as an overall modifier of the three-year performance period such that the base calculations are multiplied by the TSR modifier, ranging from zero to 200%, based on the relative performance of the Company’s stock price as compared to its TSR peer group. For PRUs awarded in 2023 and thereafter, the TSR calculation will be applied to 20% of the participants’ PRU award to determine the number of additional units earned.

Stock-based Compensation Expense and Unrecognized Compensation Costs

Stock-based compensation expense recognized in the accompanying consolidated condensed statements of operations was as follows:

	Quarter Ended
	April 1, 2024	April 3, 2023
	(In thousands)
Cost of goods sold	$2,029	$1,662
Selling and marketing	868	741
General and administrative	3,595	2,562
Research and development	295	275
Stock-based compensation expense recognized	$6,787	$5,240

A summary of total unrecognized compensation costs as of April 1, 2024 was as follows:

	Unrecognized Compensation Costs	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$29,451	1.4
PRU awards	4,631	1.3
Total	$34,082

(17) Restructuring Charges

On February 8, 2023, the Company announced a consolidation plan, pursuant to which the Company ceased operations at three of its manufacturing facilities during the fiscal year ended January 1, 2024 and consolidated the operations of those facilities into other Company facilities. The three manufacturing facilities were PCB operations located in Anaheim and Santa Clara, California, and Hong Kong. The Company recorded $24,706 of restructuring charges and $5,161 of accelerated depreciation since the February 8, 2023 announcement.

In addition to this consolidation plan, the Company recognized employee separation, contract termination, and other costs during the quarters ended April 1, 2024 and April 3, 2023 in connection with other global realignment restructuring efforts. Contract termination and other costs primarily represented plant closure costs.

Restructuring costs by reportable segment were as follows:

	Quarter Ended April 1, 2024
	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$—	$3,890	$3,890
Corporate and Other	—	48	48
Total	$—	$3,938	$3,938

	Quarter Ended April 3, 2023
	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$3,757	$186	$3,943
Corporate and Other	126	98	224
Total	$3,883	$284	$4,167

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The utilization of the accrued restructuring costs was as follows:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of January 1, 2024	$994	$185	$1,179
Charged to expense	—	3,938	3,938
Amount paid	(206)	(4,032)	(4,238)
Accrued as of April 1, 2024	$788	$91	$879

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Report) contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal,” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report or future quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the risks identified under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2024, as updated by our other filings with the Securities and Exchange Commission (SEC), and described elsewhere in this Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Report, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended January 1, 2024, filed with the SEC.

COMPANY OVERVIEW

We are a leading global manufacturer of technology solutions including mission systems, radio frequency (RF) components/RF microwave/microelectronic assemblies, and quick-turn and technologically advanced printed circuit boards (PCB). We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering, and manufacturing solution to our customers. This solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial and instrumentation, and networking. Our customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors, and government agencies (both domestic and allied foreign governments).

RECENT DEVELOPMENTS

On November 1, 2023, we announced our selection of Syracuse, New York as the location for a new proposed advanced technology PCB manufacturing facility. We expect that the proposed facility will bring advanced technology capability for our domestic high-volume production of ultra-high-density interconnect (HDI) PCBs in support of national security requirements. We believe the planned investment aligns with New York State’s continuing focus on the region as a premier technology hub for U.S. electronics and the recent selection of Buffalo-Rochester-Syracuse (BRS) for the Federal Tech Hub designation. The project reflects our support for cultivating a stronger microelectronics ecosystem in New York and across the U.S. Aerospace and Defense industrial base. We are in the advanced stages of project planning, having identified the 24-acre property adjacent to our existing facility in Syracuse for the campus expansion and the site for the new facility. We have completed initial building designs and site layout, and are now applying for the required permitting. Groundbreaking is anticipated in the first half of 2024, with the project's final scale, scope, and timeline subject to finalizing funding with various stakeholders. Phase one of the proposed project, including capital for campus-wide improvements is estimated to be $100.0 million to $130.0 million, and is anticipated to run through 2026. Our planned capital investment commitments will be determined after finalizing terms with various stakeholders.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 53% and 48% of our net sales for the quarters ended April 1, 2024 and April 3, 2023, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The percentage of our net sales attributable to each of the principal end markets we served was as follows:

	Quarter Ended
	April 1, 2024	April 3, 2023
End Markets (1):
Aerospace and Defense	46%	43%
Automotive	13	17
Data Center Computing	21	10
Medical/Industrial/Instrumentation	14	19
Networking	6	11
Total	100%	100%

(1)
Sales to EMS companies are classified by the end markets of their OEM customers.

We derive revenues primarily from the sale of PCBs, engineered systems using customer-supplied engineering and design plans as well as our long-term contracts related to the design and manufacture of highly sophisticated intelligence, surveillance, and communications solutions, and RF and microwave/microelectronics components, assemblies, and subsystems. Orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Our customers have continuous control of the work in progress and finished goods throughout the PCB and engineered systems manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right of payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. We recognize revenue based on a cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Revenues are recorded proportionally as costs are incurred.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 1, 2024 for further discussion of critical accounting policies and estimates. There were no material changes to our critical accounting policies and estimates since January 1, 2024.

RESULTS OF OPERATIONS

The relationship of various items to net sales in our consolidated condensed statements of operations was as follows:

	Quarter Ended
	April 1, 2024	April 3, 2023
Net sales	100.0%	100.0%
Cost of goods sold	81.8	84.2
Gross profit	18.2	15.8
Operating expenses:
Selling and marketing	3.5	3.9
General and administrative	7.7	6.4
Research and development	1.3	1.3
Amortization of definite-lived intangibles	2.0	4.0
Restructuring charges	0.7	0.8
Total operating expenses	15.2	16.4
Operating income (loss)	3.0	(0.6)
Other (expense) income:
Interest expense	(2.2)	(2.4)
Gain on sale of subsidiary	—	0.2
Other, net	1.6	0.2
Total other expense, net	(0.6)	(2.0)
Income (loss) before income taxes	2.4	(2.6)
Income tax (provision) benefit	(0.6)	1.5
Net income (loss)	1.8%	(1.1)%

The following discussion and analysis is for the quarter ended April 1, 2024, compared to the same period ended April 3, 2023, unless otherwise stated.

Net Sales

Total net sales increased $25.7 million, or 4.7%, to $570.1 million for the first quarter of 2024 from $544.4 million for the first quarter of 2023. The increase in total net sales primarily resulted from an increase in net sales for the PCB reportable segment of $27.7 million, or 5.2%, to $561.8 million for the first quarter of 2024 from $534.1 million for the first quarter of 2023. The primary driver of this increase was demand growth in our aerospace and defense and data center computing end markets, partially offset by demand weakness in our medical, industrial, and instrumentation, automotive, and networking end markets, as well as the sale of our Shanghai backplane business in the first quarter of 2023, which had the effect of reducing $8.4 million of net sales when comparing the first quarter of 2024 to the first quarter of 2023. Net sales for the RF&S Components reportable segment decreased $2.0 million, or 19.9%, to $8.3 million for the first quarter of 2024 from $10.3 million for the first quarter of 2023, which was primarily due to lower demand in our networking end market.

Gross Margin

Overall gross margin increased to 18.2% for the first quarter of 2024 from 15.8% for the first quarter of 2023. Gross margin for the PCB reportable segment increased to 19.4% for the first quarter of 2024 from 16.5% for the first quarter of 2023. This increase was due to a more favorable product mix and improved execution in our North America region, partially offset by lower sales volume and less premium in some commercial markets. Gross margin for the RF&S Components reportable segment decreased to 47.5% for the first quarter of 2024 from 49.6% for the first quarter of 2023, primarily due to lower sales.

An important factor affecting gross margins is capacity utilization, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume PCB facilities in Asia, as a significant portion of our operating costs are fixed in nature. North America utilization figures are not as meaningful as Asia because bottlenecks in these high mix low volume facilities tend to occur in areas outside of plating, which is the core process that we use for calculating utilization rates. Capacity utilization for the first quarter of 2024 in our Asia and North America PCB facilities was 52% and 38%, respectively, compared to 52% and 39%, respectively, for the first quarter of 2023.

Selling and Marketing Expenses

Selling and marketing expenses decreased $1.0 million to $20.3 million, or 3.5% of net sales, for the first quarter of 2024 from $21.3 million, or 3.9% of net sales, for the first quarter of 2023. The decrease in selling and marketing expenses was primarily due to a decrease in commission expense.

General and Administrative Expenses

General and administrative expenses increased $8.6 million to $43.7 million, or 7.7% of net sales, for the first quarter of 2024 from $35.1 million, or 6.4% of net sales, for the first quarter of 2023. The increase in general and administrative expenses was primarily due to increases in certain personnel costs, stock-based compensation, bad debt, and other general and administrative spending.

Research and Development Expenses

Research and development expenses increased $0.2 million to $7.3 million, or 1.3% of net sales, for the first quarter of 2024 from $7.1 million, or 1.3% of net sales, for the first quarter of 2023. The increase in research and development expenses was primarily due to an increase in research and development projects, while the research and development expenses as a percentage of net sales was flat as a result of higher net sales offset by increased expenses.

Total Other Expense, Net

Total other expense, net decreased $7.3 million to $3.0 million for the first quarter of 2024 from $10.3 million for the first quarter of 2023, primarily due to an increase in foreign currency gains of $5.6 million resulting from the weakening Renminbi (RMB) in the first quarter of 2024 compared to the first quarter of 2023 and an increase in interest income of $1.7 million. We utilize the RMB at our China facilities for employee-related expenses, RMB denominated purchases, and other costs of running our operations in China.

Income Taxes

Income tax expense increased $11.5 million to $3.6 million for the first quarter of 2024 from an income tax benefit of $7.9 million for the first quarter of 2023. The increase in income tax expense was primarily due to an increase in pre-tax income.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of approximately $44.2 million and $51.1 million as of April 1, 2024 and April 3, 2023, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of debt, and borrowings under our revolving credit facility. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, fund working capital requirements, repay debt obligations, and repurchase common stock. We anticipate that financing capital expenditures, financing acquisitions, funding working capital requirements, servicing debt, and repurchasing common stock will be the principal demands on our cash in the future.

Cash flow provided by operating activities during the first quarter of 2024 was $43.9 million as compared to cash flow provided by operating activities of $55.1 million in the same period in 2023. The decrease in cash flow was primarily due to increased investment in working capital.

Net cash used in investing activities was approximately $42.6 million for the first quarter of 2024, primarily reflecting the use of $49.3 million for purchases of property, plant and equipment and other assets, partially offset by $6.7 million of proceeds from the sale of property associated with our Shanghai E-MS subsidiary. Net cash provided by investing activities was approximately $9.6 million for the first quarter of 2023, primarily reflecting $34.7 million of proceeds from the sale of property associated with our Shanghai E-MS subsidiary, $5.6 million of proceeds from the sale of a subsidiary, net of cash disposed, less $31.0 million for purchases of property, plant and equipment and other assets.

Net cash used in financing activities during the first quarter of 2024 was $11.1 million reflecting the use of $9.3 million for repurchases of common stock and $1.8 million for the repayment of long-term debt. Net cash used in financing activities during the first quarter of 2023 was $50.0 million for the repayment of long-term debt.

As of April 1, 2024, we had cash and cash equivalents of approximately $440.4 million, of which approximately $203.0 million was held by our foreign subsidiaries, primarily in China. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for the repatriation of this cash.

Our total 2024 capital expenditures are expected to be in the range of $170.0 million to $190.0 million.

Share Repurchases

On May 3, 2023, our Board of Directors authorized a share repurchase program (2023 Repurchase Program) allowing us to repurchase up to $100.0 million of our common stock from time to time through May 3, 2025. During the quarter ended April 1, 2024, we repurchased a total of 0.6 million shares of our common stock for $9.3 million (including commissions). As of April 1, 2024, the remaining amount in value available to be repurchased under the 2023 Repurchase Program was approximately $66.2 million.

Long-term Debt and Letters of Credit

As of April 1, 2024, we had $916.5 million of outstanding debt, net of discount and debt issuance costs, composed of $496.1 million of Senior Notes due March 2029, $340.4 million of Term Loan due May 2030 (Term Loan Facility), and $80.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL).

Pursuant to the terms of the Senior Notes due March 2029 and Term Loan Facility, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments. Under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of April 1, 2024, we were in compliance with the covenants under the Senior Notes due March 2029, Term Loan Facility, and ABL Revolving Loans.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and cash from the issuance of term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next 12 months. Additional information regarding our indebtedness, including information about the credit available under our debt facilities, interest rates, and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 8, Long-term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Supplier Finance Program Obligations

We have agreements with financial institutions to facilitate payments to certain suppliers. Under the terms of the agreements, we confirm the validity of each supplier invoice to the respective financial institution upon receipt. The supplier receives payment from the financial institution, and we pay the financial institution based on the terms negotiated, which generally range from 160 days to 360 days. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $17.7 million and $18.8 million as of April 1, 2024 and January 1, 2024, respectively.

Contractual Obligations and Commitments

As part of our on-going operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases. As of April 1, 2024, there were no material changes outside the ordinary course of business since January 1, 2024 to our contractual obligations and commitments and the related cash requirements.

Offset Agreements

We have and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and our obligations under these agreements may be satisfied through activities that do not require us to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of April 1, 2024, we had outstanding offset agreements of approximately $28.0 million, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event we fail to perform in accordance with contract requirements. To date, the Company has not been obligated to pay any such penalties.

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

On March 23, 2023, we entered into a four-year pay-fixed, receive-floating (1-month Chicago Mercantile Exchange (CME) Term SOFR), interest rate swap arrangement with a notional amount of $250.0 million for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, we pay a fixed rate of 3.49% against a portion of our Term SOFR-based debt and receive floating 1-month CME Term SOFR during the swap period.

At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of April 1, 2024, the fair value of the interest rate swap was recorded as an asset in the amount of $5.7 million, of which $4.6 million is included as a component of prepaid expenses and other current assets and $1.1 million is included as a component of deposits and other non-current assets. As of January 1, 2024, the fair value of the interest rate swap was recorded as a net asset in the amount of $1.8 million, of which $3.3 million is included as a component of prepaid expenses and other current assets and $1.5 million is included as a component of other long-term liabilities. No ineffectiveness was recognized for the quarter ended April 1, 2024. During the quarter ended April 1, 2024, the interest rate swap decreased interest expense by $1.2 million.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of April 1, 2024, approximately 80.9% of our total debt was based on fixed rates. Based on our borrowings as of April 1, 2024, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $1.8 million.

Foreign Currency Exchange Rate Risks

In the normal course of business, we are exposed to risks associated with fluctuations in foreign currency exchange rates related to transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Most of our foreign operations have the U.S. Dollar as their functional currency, however, one of our China facilities utilizes the Renminbi (RMB), which results in recognition of translation adjustments included as a component of other comprehensive income (loss). Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases, and translation of balance sheet accounts denominated in foreign currencies. We do not engage in hedging to manage this foreign currency risk, except for certain equipment purchases. However, we may consider the use of derivatives in the future. Our primary foreign exchange exposure is to the RMB. In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

Our foreign subsidiaries may at times enter into forward exchange contracts to manage foreign currency risks in relation to certain purchases of equipment denominated in foreign currencies other than our functional currencies. The notional amount of the foreign exchange contracts was approximately $1.9 million (Euro (EUR) 1.8 million) as of April 1, 2024 and January 1, 2024.

Commodity Price Risks

We are exposed to certain commodity risks associated with prices for various raw materials, particularly copper, which may negatively affect our profitability. Copper clad laminates (CCLs), a key raw material for the manufacture of printed circuit boards (PCBs), are made from epoxy resin, glass cloth, and copper foil. We only buy a small amount of copper directly. However, copper is a major driver of laminate cost. We are hedging copper as a proxy for hedging laminate. As of April 1, 2024, we had commodity contracts with a notional quantity of (i) 600 metric tonnes for the period beginning April 1, 2024 and ending on June 30, 2024, (ii) 600 metric tonnes for the period beginning July 1, 2024 and ending on September 30, 2024, (iii) 500 metric tonnes for the period beginning October 1, 2024 and ending on December 31, 2024, and (iv) 500 metric tonnes for the period beginning January 1, 2025 and ending on March 31, 2025. As of April 1, 2024, the fair value of the commodity contracts was recorded as an asset in the amount of $0.5 million and included as a component of prepaid expenses and other current assets. As of January 1, 2024, the fair value of the commodity contracts was recorded as a liability in the amount of $0.3 million and included as a component of other current liabilities. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more in the future.

Debt Instruments

The fiscal calendar maturities of our debt instruments through 2028 and thereafter were as follows:

	As of April 1, 2024
	Remaining 2024	2025	2026	2027	2028	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate (1)	$1,750	$3,500	$3,500	$4,375	$83,500	$330,750	$427,375	$428,028	7.80%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	450,285	4.00%
Total	$1,750	$3,500	$3,500	$4,375	$83,500	$830,750	$927,375	$878,313

(1)
Interest rate swap effectively fixed $250,000 of variable rate debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of April 1, 2024 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 1, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about repurchases by us of shares of our common stock during the quarter ended April 1, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Program (2)	Maximum Approximate Dollar of Shares that May Yet be Purchased Under the Program (3)
	(In thousands, except per share data)
January 2, 2024 - January 29, 2024	—	$—	—	$75,568
January 30, 2024 - February 26, 2024	600	15.56	600	66,234
February 27, 2024 - April 1, 2024	—	—	—	66,234
Total for the quarter ended April 1, 2024	600	$15.56	600

(1)
Includes commissions.
(2)
On May 3, 2023, our Board of Directors authorized and approved a share repurchase program, under which we may repurchase up to $100.0 million in value of our outstanding shares of common stock from time to time through May 3, 2025.
(3)
As of the last day of the applicable period.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended April 1, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibits

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: May 7, 2024	Thomas T. Edman
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Boehle

Dated: May 7, 2024	Daniel L. Boehle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)