Form 10-Q
period 2024-07-01
TTM TECHNOLOGIES INC
filed 2024-08-06
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2024

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

As of August 2, 2024, there were outstanding 101,951,376 shares of the registrant’s Common Stock, $0.001 par value.

TTM TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended July 1, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of July 1, 2024 and January 1, 2024

	As of
	July 1, 2024	January 1, 2024
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$446,247	$450,208
Accounts receivable, net	400,714	413,557
Contract assets	340,120	292,050
Inventories	216,906	213,075
Receivable from sale of Shanghai E-MS (SH E-MS) property	—	6,737
Prepaid expenses and other current assets	48,644	54,060
Total current assets	1,452,631	1,429,687
Property, plant, and equipment, net	838,243	807,667
Operating lease right-of-use assets	81,886	86,286
Goodwill	702,735	702,735
Definite-lived intangibles, net	210,355	236,711
Deposits and other non-current assets	57,514	60,577
Total assets	$3,343,364	$3,323,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$2,625	$3,500
Accounts payable	371,189	334,609
Contract liabilities	128,782	126,508
Accrued salaries, wages, and benefits	89,546	98,561
Other current liabilities	119,958	140,806
Total current liabilities	712,100	703,984
Long-term debt, net of discount and issuance costs	913,428	914,336
Operating lease liabilities	76,172	80,786
Other long-term liabilities	112,765	113,518
Total long-term liabilities	1,102,365	1,108,640
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized; 113,109 and 111,282 shares issued as of July 1, 2024 and January 1, 2024, respectively; 101,945 and 102,108 shares outstanding as of July 1, 2024 and January 1, 2024, respectively	113	111
Treasury stock – common stock at cost; 11,164 and 9,174 shares as of July 1, 2024 and January 1, 2024, respectively	(157,570)	(123,091)
Additional paid-in capital	894,328	880,963
Retained earnings	818,941	782,123
Accumulated other comprehensive loss	(26,913)	(29,067)
Total stockholders’ equity	1,528,899	1,511,039
Total liabilities and stockholders' equity	$3,343,364	$3,323,663

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended July 1, 2024 and July 3, 2023

	Quarter Ended		Two Quarters Ended
	July 1, 2024	July 3, 2023	July 1, 2024	July 3, 2023
	(Unaudited)
	(In thousands, except per share data)
Net sales	$605,137	$546,509	$1,175,250	$1,090,946
Cost of goods sold	487,910	448,002	954,304	906,316
Gross profit	117,227	98,507	220,946	184,630
Operating expenses:
Selling and marketing	19,798	18,180	40,092	39,482
General and administrative	38,604	37,840	82,274	72,913
Research and development	8,547	6,424	15,868	13,509
Amortization of definite-lived intangibles	10,256	3,852	21,685	25,816
Restructuring charges	1,036	10,803	4,974	14,970
Total operating expenses	78,241	77,099	164,893	166,690
Operating income	38,986	21,408	56,053	17,940
Other (expense) income:
Interest expense	(12,219)	(11,843)	(24,543)	(24,650)
Loss on extinguishment of debt	—	(1,154)	—	(1,154)
(Loss) gain on sale of subsidiary	—	(69)	—	1,270
Other, net	3,765	5,068	13,091	6,266
Total other expense, net	(8,454)	(7,998)	(11,452)	(18,268)
Income (loss) before income taxes	30,532	13,410	44,601	(328)
Income tax (provision) benefit	(4,180)	(6,586)	(7,783)	1,338
Net income	$26,352	$6,824	$36,818	$1,010

Earnings per share:
Basic earnings per share	$0.26	$0.07	$0.36	$0.01
Diluted earnings per share	0.25	0.07	0.35	0.01

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Two Quarters Ended July 1, 2024 and July 3, 2023

	Quarter Ended		Two Quarters Ended
	July 1, 2024	July 3, 2023	July 1, 2024	July 3, 2023
	(Unaudited)
	(In thousands)
Net income	$26,352	$6,824	$36,818	$1,010
Other comprehensive (loss) income, net of tax:
Pension obligation adjustments, net	—	(1)	—	—
Foreign currency translation adjustments, net	(56)	(463)	(858)	(433)
Derecognition of foreign currency translation adjustments due to sale of subsidiary	—	—	—	(6,627)
Net unrealized gain on cash flow hedges:
Unrealized gain on effective cash flow hedges during the period, net	921	5,820	4,740	5,140
Amounts realized in the statement of operations, net	(861)	(726)	(1,728)	(721)
Net	60	5,094	3,012	4,419
Other comprehensive income (loss), net of tax	4	4,630	2,154	(2,641)
Comprehensive income (loss), net of tax	$26,356	$11,454	$38,972	$(1,631)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Two Quarters Ended July 1, 2024 and July 3, 2023

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, January 1, 2024	111,282	$111	(9,174)	$(123,091)	$880,963	$782,123	$(29,067)	$1,511,039
Net income	—	—	—	—	—	10,466	—	10,466
Other comprehensive income	—	—	—	—	—	—	2,150	2,150
Issuance of common stock for performance-based restricted stock units	227	1	—	—	(1)	—	—	—
Issuance of common stock for restricted stock units	41	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(600)	(9,334)	—	—	—	(9,334)
Stock-based compensation	—	—	—	—	6,787	—	—	6,787
Balance, April 1, 2024	111,550	$112	(9,774)	$(132,425)	$887,749	$792,589	$(26,917)	$1,521,108
Net income	—	—	—	—	—	26,352	—	26,352
Other comprehensive income	—	—	—	—	—	—	4	4
Issuance of common stock for restricted stock units	1,559	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(1,390)	(25,145)	—	—	—	(25,145)
Stock-based compensation	—	—	—	—	6,580	—	—	6,580
Balance, July 1, 2024	113,109	$113	(11,164)	$(157,570)	$894,328	$818,941	$(26,913)	$1,528,899

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, January 2, 2023	109,598	$110	(7,370)	$(98,659)	$858,077	$800,841	$(24,790)	$1,535,579
Net loss	—	—	—	—	—	(5,814)	—	(5,814)
Other comprehensive loss	—	—	—	—	—	—	(7,271)	(7,271)
Issuance of common stock for performance-based restricted stock units	337	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	21	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,240	—	—	5,240
Balance, April 3, 2023	109,956	$110	(7,370)	$(98,659)	$863,317	$795,027	$(32,061)	$1,527,734
Net income	—	—	—	—	—	6,824	—	6,824
Other comprehensive income	—	—	—	—	—	—	4,630	4,630
Issuance of common stock for restricted stock units	1,284	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	5,121	—	—	5,121
Balance, July 3, 2023	111,240	$111	(7,370)	$(98,659)	$868,437	$801,851	$(27,431)	$1,544,309

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended July 1, 2024 and July 3, 2023

	Two Quarters Ended
	July 1, 2024	July 3, 2023
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$36,818	$1,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	50,879	50,190
Amortization of definite-lived intangible assets	26,356	34,047
Amortization of debt discount and issuance costs	1,024	1,225
Loss on extinguishment of debt	—	1,154
Deferred income taxes	(209)	(495)
Stock-based compensation	13,367	10,361
Gain on sale of subsidiary	—	(1,270)
Other	(9,193)	(234)
Changes in operating assets and liabilities:
Accounts receivable, net	12,843	76,590
Contract assets	(48,070)	22,110
Inventories	(3,831)	(19,082)
Prepaid expenses and other current assets	(11,031)	(7,580)
Accounts payable	24,198	(35,678)
Contract liabilities	2,274	11,265
Accrued salaries, wages, and benefits	(9,015)	(40,911)
Other current liabilities	(660)	(21,740)
Net cash provided by operating activities	85,750	80,962
Cash flows from investing activities:
Proceeds from sale of SH E-MS property	6,737	61,769
Purchase of property, plant, and equipment and other assets	(88,811)	(80,467)
Proceeds from sale of property, plant, and equipment and other assets	29,560	343
Proceeds from sale of subsidiary, net of cash disposed	—	6,039
Net cash used in investing activities	(52,514)	(12,316)
Cash flows from financing activities:
Repurchases of common stock	(34,479)	—
Repayment of long-term debt borrowings	(2,625)	(290,697)
Proceeds from long-term debt borrowing	—	234,818
Refund of customer deposits	—	(7,500)
Payment of debt issuance costs	—	(5,487)
Payment of original issue discount	—	(3,500)
Net cash used in financing activities	(37,104)	(72,366)
Effect of foreign currency exchange rates on cash and cash equivalents	(93)	(313)
Net decrease in cash and cash equivalents	(3,961)	(4,033)
Cash and cash equivalents at beginning of period	450,208	402,749
Cash and cash equivalents at end of period	$446,247	$398,716
Supplemental cash flow information:
Cash paid, net for interest	$27,048	$26,050
Cash paid, net for income taxes	11,475	25,618
Supplemental disclosure of noncash investing and financing activities:
Property, plant, and equipment recorded in accounts payable and other current liabilities	$75,271	$19,993
Cashless extinguishment of debt for issuance of new long-term debt borrowing	—	115,182

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due, in part, to the conflict between Russia and Ukraine, and the conflict in Israel and the Gaza Strip, the global economy and financial markets have been volatile. As such, the Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. The actual results the Company experienced may differ materially and adversely from its estimates. The Company uses a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31.

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

During the quarter ended July 1, 2024, the Company repurchased 1,390 shares of common stock for a total cost of $25,145 (including commissions) and during the two quarters ended July 1, 2024, the Company repurchased 1,990 shares of common stock for a total cost of $34,479 (including commissions). As of July 1, 2024, the remaining amount in value available to be repurchased under the 2023 Repurchase Program was approximately $41,088.

(3) Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $174,623 and $195,928 as of July 1, 2024 and January 1, 2024, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs on-going credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of July 1, 2024 and January 1, 2024, there were no customers that accounted for 10% or more of the Company's accounts receivable.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter and two quarters ended July 1, 2024, one customer accounted for approximately 11% of the Company's net sales. For the quarter and two quarters ended July 3, 2023, one customer accounted for approximately 13% of the Company's net sales.

(4) Revenues

As of July 1, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $413,941. The Company expects to recognize revenue on approximately 49% of the remaining performance obligations for the Company’s long-term contracts over the next 12 months with the remaining amount expected to be recognized thereafter.

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of July 1, 2024 and January 1, 2024 were $35,227 and $25,213, respectively.

Revenue recognized for the two quarters ended July 1, 2024 from amounts recorded as contract liabilities as of January 1, 2024 was $28,205. Revenue recognized for the two quarters ended July 3, 2023 from amounts recorded as contract liabilities as of January 2, 2023 was $27,069.

Revenue from products and services transferred to customers over time and at a point in time accounted for 96% and 4%, respectively, of the Company’s revenue for both the quarter and two quarters ended July 1, 2024 and July 3, 2023.

Disaggregated revenue by principal end markets with reportable segments was as follows:

	Quarter Ended July 1, 2024			Quarter Ended July 3, 2023
	PCB	RF and Specialty Components (RF&S Components)	Total	PCB	RF&S Components	Total
	(In thousands)
End Markets:
Aerospace and Defense	$272,789	$—	$272,789	$254,284	$—	$254,284
Automotive	82,698	—	82,698	92,374	—	92,374
Data Center Computing	124,052	63	124,115	64,305	51	64,356
Medical/Industrial/Instrumentation	86,416	722	87,138	88,979	745	89,724
Networking	30,152	8,245	38,397	36,589	9,182	45,771
Total	$596,107	$9,030	$605,137	$536,531	$9,978	$546,509

	Two Quarters Ended July 1, 2024			Two Quarters Ended July 3, 2023
	PCB	RF&S Components	Total	PCB	RF&S Components	Total
	(In thousands)
End Markets:
Aerospace and Defense	$537,565	$—	$537,565	$486,576	$—	$486,576
Automotive	156,315	—	156,315	185,841	—	185,841
Data Center Computing	243,429	122	243,551	122,175	51	122,226
Medical/Industrial/Instrumentation	165,209	1,456	166,665	189,747	1,662	191,409
Networking	55,430	15,724	71,154	86,303	18,591	104,894
Total	$1,157,948	$17,302	$1,175,250	$1,070,642	$20,304	$1,090,946

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	July 1, 2024	January 1, 2024
	(In thousands)
Inventories:
Raw materials	$164,961	$165,666
Work-in-process	49,657	45,494
Finished goods	2,288	1,915
Inventories	$216,906	$213,075

Property, plant, and equipment, net:
Land and land use rights	$68,705	$71,131
Buildings and improvements	511,699	512,148
Machinery and equipment	1,070,313	986,527
Furniture and fixtures and other	10,513	10,157
Construction-in-progress	61,477	90,940
Property, plant, and equipment, gross	1,722,707	1,670,903
Less: Accumulated depreciation	(884,464)	(863,236)
Property, plant, and equipment, net	$838,243	$807,667

Other current liabilities:
Accrued capital expenditures	$14,681	$35,026
Sales return and allowances	12,910	12,301
Accrued facility operating costs	9,264	10,172
Operating leases	8,160	8,433
Housing fund	7,609	7,749
Warranty	7,055	10,557
Interest	6,873	9,399
Income taxes payable	6,231	5,466
Accrued professional fees	6,145	3,276
Restructuring	594	1,179
Derivative liabilities	65	297
Other	40,371	36,951
Other current liabilities	$119,958	$140,806

Other long-term liabilities:
Deferred income taxes	$44,664	$44,238
Customer deposits	28,390	29,820
Finance leases	12,405	12,799
Defined benefit pension plan liability	748	836
Derivative liabilities	—	1,476
Other	26,558	24,349
Other long-term liabilities	$112,765	$113,518

(6) Goodwill

Goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
As of July 1, 2024 and January 1, 2024
Goodwill	$810,235	$177,200	$987,435
Accumulated impairment losses	(171,400)	(113,300)	(284,700)
Carrying amount	$638,835	$63,900	$702,735

(7) Definite-lived Intangibles

The components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
As of July 1, 2024
Customer relationships	$324,730	$(149,076)	$175,654	11.8
Technology	66,650	(31,949)	34,701	8.2
Total	$391,380	$(181,025)	$210,355

As of January 1, 2024
Customer relationships	$416,230	$(222,766)	$193,464	11.2
Technology	66,650	(27,278)	39,372	8.2
Backlog	13,000	(9,750)	3,250	2.0
Trade names	2,500	(1,875)	625	2.0
Total	$498,380	$(261,669)	$236,711

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $12,591 and $26,356 for the quarter and two quarters ended July 1, 2024, respectively, and $6,275 and $34,047 for the quarter and two quarters ended July 3, 2023, respectively. For the quarter and two quarters ended July 1, 2024, $2,335 and $4,671, respectively, of amortization expense was included in cost of goods sold. For the quarter and two quarters ended July 3, 2023, $2,423 and $8,231, respectively, of amortization expense was included in cost of goods sold.

In connection with the finalization of acquired identifiable intangible asset valuation during the quarter ended July 3, 2023 related to the Company's acquisition in 2022 of Telephonics, the Company recorded a net reduction in amortization expense of $2,862, which included $4,813 of amortization expense and a reduction in amortization expense of $5,117 and $2,558 due to the change in amortization period, which corresponded to the fiscal year ended January 2, 2023 and quarter ended April 3, 2023, respectively. The Company recorded amortization expense of $15,252 related to the acquired identifiable intangible assets during the two quarters ended July 3, 2023 (of which $5,627 corresponded to the fiscal year ended January 2, 2023 due to the change in amortization period). For the quarter and two quarters ended July 3, 2023, $1,475 and $5,900, respectively, of amortization expense related to the acquired identifiable intangible assets was included in cost of goods sold (of which $2,950 corresponded to the fiscal year ended January 2, 2023).

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2024	$18,536
2025	36,897
2026	36,897
2027	34,543
2028	30,997
Thereafter	52,485
Total	$210,355

(8) Long-term Debt and Letters of Credit

Long-term debt was as follows:

	As of July 1, 2024		As of January 1, 2024
	Interest Rate	Principal Outstanding	Interest Rate	Principal Outstanding
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due May 2030	8.08	346,500	8.10	349,125
Asia ABL Revolving Loan due June 2028	6.63	80,000	6.65	80,000
Total debt		926,500		929,125
Less: Unamortized debt issuance costs		(7,398)		(8,021)
Less: Unamortized debt discount		(3,049)		(3,268)
Subtotal		916,053		917,836
Less: Current maturities		(2,625)		(3,500)
Long-term debt, less current maturities		$913,428		$914,336

Debt Covenants

Borrowings under the Senior Notes due March 2029 and Term Loan due May 2030 (Term Loan Facility) are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments.

Under the occurrence of certain events, the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively, the ABL Revolving Loans) are subject to various financial covenants, including leverage and fixed charge coverage ratios.

Debt Issuance Costs and Debt Discount

Remaining unamortized debt issuance costs and debt discount were as follows:

	As of July 1, 2024			As of January 1, 2024
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$3,727	$—	4.18%	$4,085	$—	4.18%
Term Loan due May 2030	3,671	3,049	8.26	3,936	3,268	8.26
Total	$7,398	$3,049		$8,021	$3,268

The above debt issuance costs and debt discount are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

The remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,421 and $1,603 as of July 1, 2024 and January 1, 2024, respectively, are included in deposits and other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of July 1, 2024, the remaining weighted average amortization period for all unamortized debt issuance costs and debt discount was 5.3 years.

Refinancing of Term Loan Facility

On August 1, 2024, the Company entered into a First Amendment to its Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023, by and among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto, pursuant to which the Company closed its $346,500 of a senior secured term loan (New Term Loan Facility) that bears interest at a floating rate of 1-month Chicago Mercantile Exchange (CME) Term Secured Overnight Financing Rate (SOFR) plus an applicable margin of 2.25%, 50 basis points lower than the previous Term Loan Facility issued in May 2023. The New Term Loan Facility is issued at par, maintains the same maturity of May 30, 2030 as the previous Term Loan Facility, and the majority is a cashless rollover from the previous Term Loan Facility.

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

During the quarter and two quarters ended July 1, 2024, the Company’s effective tax rate was impacted by a net discrete benefit of $3,348 and $2,861, respectively. This is primarily related to a windfall tax benefit of the stock-based compensation releases and finalization of China and Canada corporate income tax returns, which was partially offset by the approval of the Company’s renewal application for High and New Technology Enterprise status for two of the Company’s manufacturing subsidiaries in China (including the impact on the respective subsidiaries’ deferred tax amounts), and accrued interest expense on existing uncertain tax positions.

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

The Company, including the chief operating decision maker, evaluates segment performance based on reportable segment income, which is operating income before amortization of intangibles. Interest expense and interest income are not presented by segment since they are not included in the measure of segment profitability reviewed by the chief operating decision maker. All inter‑segment transactions have been eliminated. Net sales by segment, operating segment income, and segment assets were as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2024	July 3, 2023	July 1, 2024	July 3, 2023
	(In thousands)
Net Sales:
PCB	$596,107	$536,531	$1,157,948	$1,070,642
RF&S Components	9,030	9,978	17,302	20,304
Total net sales	$605,137	$546,509	$1,175,250	$1,090,946
Operating Segment Income:
PCB	$90,927	$58,479	$160,579	$110,113
RF&S Components	2,052	3,202	3,714	5,370
Corporate and Other	(41,402)	(33,998)	(81,884)	(63,496)
Total operating segment income	51,577	27,683	82,409	51,987
Amortization of definite-lived intangibles (1)	(12,591)	(6,275)	(26,356)	(34,047)
Total operating income	38,986	21,408	56,053	17,940
Total other expense	(8,454)	(7,998)	(11,452)	(18,268)
Income (loss) before income taxes	$30,532	$13,410	$44,601	$(328)

	As of
	July 1, 2024	January 1, 2024
	(In thousands)
Segment Assets:
PCB	$2,103,247	$2,032,202
RF&S Components	136,021	142,520
Corporate and Other	1,104,096	1,148,941
Total assets	$3,343,364	$3,323,663

(1)
Amortization of definite-lived intangibles relates to the PCB and RF&S Components reportable segments. For the quarter and two quarters ended July 1, 2024, $2,335 and $4,671, respectively, of amortization expense is included in cost of goods sold. For the quarter and two quarters ended July 3, 2023, $2,423 and $8,231, respectively, of amortization expense is included in cost of goods sold.

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

The Company markets and sells its products in approximately 60 countries. Other than in the United States and Taiwan, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are attributed to countries by country invoiced and were as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2024	July 3, 2023	July 1, 2024	July 3, 2023
	(In thousands)
Net Sales:
United States	$308,774	$319,122	$609,733	$630,563
Taiwan	73,931	37,439	142,855	65,382
Other	222,432	189,948	422,662	395,001
Total net sales	$605,137	$546,509	$1,175,250	$1,090,946

(11) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign Currency Translation	Pension Obligation	Cash Flow Hedges	Total
	(In thousands)
Ending balance as of January 1, 2024	$(32,860)	$2,530	$1,263	$(29,067)
Other comprehensive (loss) income before reclassifications	(858)	—	4,740	3,882
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,728)	(1,728)
Net year to date other comprehensive (loss) income	(858)	—	3,012	2,154
Ending balance as of July 1, 2024	$(33,718)	$2,530	$4,275	$(26,913)

(12) Financial Instruments

Derivatives

Interest Rate Swaps

The Company’s business is exposed to risk resulting from fluctuations in interest rates on certain SOFR based variable rate debt. Increases in interest rates increase interest expenses relating to the outstanding variable rate borrowings and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of the debt obligations.

On March 23, 2023, the Company entered into a four-year pay-fixed, receive-floating (1-month CME Term SOFR), interest rate swap arrangement with a notional amount of $250,000 for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, the Company pays a fixed rate of 3.49% against a portion of its Term SOFR-based debt and receives a floating 1-month CME Term SOFR during the swap period.

At inception, the Company designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. The change in the fair value of the interest rate swap is recorded as a component of accumulated other comprehensive loss, net of tax in the Company's consolidated condensed balance sheets. No ineffectiveness was recognized for the quarter and two quarters ended July 1, 2024.

Commodity Price Risk Management

The Company uses various raw materials in the manufacturing of PCBs. Copper clad laminates (CCLs), a key raw material for the manufacture of PCBs, are made from epoxy resin, glass cloth, and copper foil. The Company only buys a small amount of copper directly. However, copper is a major driver of laminate cost. The Company enters into commodity contracts to hedge copper as a proxy for hedging laminate. As of July 1, 2024, the Company has commodity contracts with a notional quantity of (i) 0.6 metric tonnes for the period beginning July 1, 2024 and ending on September 30, 2024, (ii) 0.5 metric tonnes for the period beginning October 1, 2024 and ending on December 31, 2024, (iii) 0.5 metric tonnes for the period beginning January 1, 2025 and ending on March 31, 2025, and (iv) 0.5 metric tonnes for the period beginning April 1, 2025 and ending on June 30, 2025. The changes in the fair value of these commodity contracts are recorded in cost of goods sold in the consolidated condensed statements of operations. The commodity contracts decreased cost of goods sold by $609 and $1,040 for the quarter and two quarters ended July 1, 2024, respectively. The commodity contracts increased cost of goods sold by $1,423 and $382 for the quarter and two quarters ended July 3, 2023, respectively. These commodity contracts are not designated as accounting hedges.

The fair values of derivative instruments in the consolidated condensed balance sheets were as follows:

	Asset/(Liability) Fair Value
	July 1, 2024	January 1, 2024
	(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap:
Prepaid expenses and other current assets	$3,876	$3,253
Deposits and other non-current assets	1,917	—
Other long-term liabilities	—	(1,476)
Net asset	$5,793	$1,777
Cash flow derivative instruments not designated as hedges:
Commodity contracts:
Prepaid expenses and other current assets	$889	$—
Other current liabilities	—	(297)
Net asset (liability)	$889	$(297)

Amounts recorded in accumulated other comprehensive loss related to derivatives designated as cash flow hedges, as well as the amounts recorded in each caption in the consolidated condensed statements of operations when derivative amounts are reclassified out of accumulated other comprehensive loss were as follows:

		Quarter Ended July 1, 2024		Quarter Ended July 3, 2023
	Financial Statement Caption	Gain Recognized in Other Comprehensive Income	Amounts Reclassified into Net Income	Gain Recognized in Other Comprehensive Income	Amounts Reclassified into Net Income
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Interest expense	$1,232	$1,158	$7,710	$(968)

		Two Quarters Ended July 1, 2024		Two Quarters Ended July 3, 2023
	Financial Statement Caption	Gain Recognized in Other Comprehensive Income	Amounts Reclassified into Net Income	Gain Recognized in Other Comprehensive Loss	Amounts Reclassified into Net Income
		(In thousands)
Cash flow derivative instruments designated as hedges:
Interest rate swap	Interest expense	$6,340	$(2,323)	$6,809	$(968)

The activity associated with the designated cash flow hedges reflected in accumulated other comprehensive loss was as follows:

	Two Quarters Ended
	July 1, 2024	July 3, 2023
	(In thousands)
Beginning balance, net of tax	$1,263	$(85)
Changes in fair value gain, net of tax	4,740	5,140
Reclassification to earnings	(1,728)	(721)
Ending balance, net of tax	$4,275	$4,334

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

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	As of July 1, 2024		As of January 1, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$4,765	$4,765	$3,282	$3,282
Derivative assets, non-current	1,917	1,917	—	—
Derivative liabilities, current	65	65	297	297
Derivative liabilities, non-current	—	—	1,476	1,476
Senior Notes due March 2029	496,273	457,305	495,915	455,035
Term Loan due May 2030	339,780	347,585	341,921	351,743
ABL Revolving Loans	80,000	80,000	80,000	80,000

The fair value of the derivative instruments was determined using pricing models developed based on the 1-month CME Term SOFR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of July 1, 2024 and January 1, 2024, which are considered Level 2 inputs.

As of July 1, 2024 and January 1, 2024, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of July 1, 2024 and January 1, 2024 and included as a component of other current liabilities. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Offset Agreements

The Company has and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and the Company’s obligations under these agreements may be satisfied through activities that do not require the Company to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for activities such as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of July 1, 2024, the Company had outstanding offset agreements of approximately $27,963, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event the Company fails to perform in accordance with contract requirements. To date, the Company has not been obligated to pay any such penalties.

Supplier Finance Program Obligations

The Company has agreements with financial institutions to facilitate payments to certain suppliers. Under the terms of the agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. The supplier receives payment from the financial institution, and the Company pays the financial institution based on the terms negotiated, which generally range from 160 days to 360 days. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $5,057 and $18,832 as of July 1, 2024 and January 1, 2024, respectively.

(15) Earnings Per Share

The reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share is as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2024	July 3, 2023	July 1, 2024	July 3, 2023
	(In thousands, except per share amounts)
Net income	$26,352	$6,824	$36,818	$1,010

Basic weighted average shares	101,234	102,759	101,593	102,570
Dilutive effect of performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock options	2,655	2,061	2,400	2,005
Diluted shares	103,889	104,820	103,993	104,575
Earnings per share:
Basic	$0.26	$0.07	$0.36	$0.01
Diluted	$0.25	$0.07	$0.35	$0.01

PRUs, RSUs, and stock options to purchase 330 and 177 shares of common stock for the quarter and two quarters ended July 1, 2024, respectively, and 524 and 345 shares of common stock for the quarter and two quarters ended July 3, 2023, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met at July 1, 2024 and July 3, 2023, and for the RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common stock during the applicable quarter and two quarters and, as a result, the impact would be anti-dilutive.

(16) Stock-Based Compensation

Performance-based Restricted Stock Units

The Company maintains a long-term incentive program for executives that provides for the issuance of PRUs, representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period depends on performance during the period and may range from zero to 2.4 times the target number for PRUs awarded before 2023 and zero to 2.0 times the target number for PRUs awarded in 2023 and thereafter. For PRUs awarded before 2023, the performance metrics of the PRU program are based on (a) annual financial targets, which are based on revenue and earnings before interest, tax, depreciation, and amortization expense (EBITDA), each equally weighted, and (b) an overall modifier based on the Company’s total stockholder return (TSR) relative to a group of peer companies selected by the Company’s compensation committee, over the three‑year performance period. For PRUs awarded in 2023 and thereafter, the performance metrics of the PRU program are based on (a) annual financial targets, which are based on revenue and EBITDA, each equally weighted, and (b) the three-year TSR performance result, which will be an additive component to the Company’s financial results of the aggregated three-year measurement period.

Under the PRU program, financial goals with respect to one or more target milestones are set at the beginning of each fiscal year and performance is reviewed at the end of that year. The percentage to be applied to each participant’s target award ranges from zero to 160% for PRUs awarded before 2023 and zero to 200% for PRUs awarded in 2023 and thereafter, based upon the extent to which the target milestones are achieved. If specific performance threshold levels for the target milestones are met, the amount earned for that element over the three-year performance period will be applied equally for PRUs awarded before 2023 and 80% for PRUs awarded in 2023 and thereafter, of the participants’ PRU award to determine the number of units earned.

At the end of the three-year performance period, the total units earned, if any, are adjusted by the TSR calculation. The TSR calculation is a percentage ranging from zero to 150% for PRUs awarded before 2023 and zero to 200% for PRUs awarded in 2023 and thereafter, determined on the Company’s TSR based on stock price changes relative to a group of peer companies selected by the Company’s compensation committee for the same three-year period. For outstanding PRU awards granted before 2023, the TSR is used as an overall modifier of the three-year performance period such that the base calculations are multiplied by the TSR modifier, ranging from zero to 200%, based on the relative performance of the Company’s stock price as compared to its TSR peer group. For PRUs awarded in 2023 and thereafter, the TSR calculation will be applied to 20% of the participants’ PRU award to determine the number of additional units earned.

Stock-based Compensation Expense and Unrecognized Compensation Costs

Stock-based compensation expense recognized in the accompanying consolidated condensed statements of operations was as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2024	July 3, 2023	July 1, 2024	July 3, 2023
	(In thousands)
Cost of goods sold	$1,941	$1,497	$3,970	$3,159
Selling and marketing	836	698	1,704	1,439
General and administrative	3,468	2,677	7,063	5,239
Research and development	335	249	630	524
Stock-based compensation expense recognized	$6,580	$5,121	$13,367	$10,361

A summary of total unrecognized compensation costs as of July 1, 2024 was as follows:

	Unrecognized Compensation Costs	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$56,973	1.7
PRU awards	7,314	1.8
Total	$64,287

(17) Restructuring Charges

On February 8, 2023, the Company announced a consolidation plan, pursuant to which the Company ceased operations at three of its manufacturing facilities during the fiscal year ended January 1, 2024 and consolidated the operations of those facilities into other Company facilities. The three manufacturing facilities were PCB operations located in Anaheim and Santa Clara, California, and Hong Kong. The Company recorded $25,742 of restructuring charges and $5,161 of accelerated depreciation since the February 8, 2023 announcement.

In addition to this consolidation plan, the Company recognized employee separation, contract termination, and other costs during the quarter and two quarters ended July 1, 2024 and July 3, 2023 in connection with other global realignment restructuring efforts. Contract termination and other costs primarily represented plant closure costs.

Restructuring costs by reportable segment were as follows:

	Quarter Ended July 1, 2024			Quarter Ended July 3, 2023
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$—	$1,053	$1,053	$7,385	$2,999	$10,384
RF&S Components	—	—	—	14	—	14
Corporate and Other	—	(17)	(17)	179	226	405
Total	$—	$1,036	$1,036	$7,578	$3,225	$10,803

	Two Quarters Ended July 1, 2024			Two Quarters Ended July 3, 2023
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$—	$4,943	$4,943	$11,142	$3,185	$14,327
RF&S Components	—	—	—	14	—	14
Corporate and Other	—	31	31	305	324	629
Total	$—	$4,974	$4,974	$11,461	$3,509	$14,970

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The utilization of the accrued restructuring costs was as follows:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of January 1, 2024	$994	$185	$1,179
Charged to expense	—	4,974	4,974
Amount paid	(416)	(5,143)	(5,559)
Accrued as of July 1, 2024	$578	$16	$594

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

RECENT DEVELOPMENTS

On August 1, 2024, we entered into a First Amendment to our Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023, by and among us, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto, pursuant to which we closed a $346.5 million senior secured term loan (New Term Loan Facility) that bears interest at a floating rate of 1-month Chicago Mercantile Exchange (CME) Term Secured Overnight Financing Rate (SOFR) plus an applicable margin of 2.25%, 50 basis points lower than our previous Term Loan issued in May 2023 (Term Loan Facility). The New Term Loan Facility amends and restates our previous Term Loan Facility. The New Term Loan Facility is issued at par, maintains the same maturity of May 30, 2030 as the previous Term Loan Facility, and the majority is a cashless rollover from the previous Term Loan Facility. We estimate we will incur fees and expenses of approximately $1.0 million related to the refinancing activity. The new financing is expected to generate annual interest savings of approximately $1.7 million.

On November 1, 2023, we announced our selection of Syracuse, New York as the location for a new proposed advanced technology PCB manufacturing facility. We expect that the proposed facility will bring advanced technology capability for our domestic high-volume production of ultra-high-density interconnect (HDI) PCBs in support of national security requirements. We believe the planned investment aligns with New York State’s continuing focus on the region as a premier technology hub for U.S. electronics and the recent selection of Buffalo-Rochester-Syracuse (BRS) for the Federal Tech Hub designation. The project reflects our support for cultivating a stronger microelectronics ecosystem in New York and across the U.S. Aerospace and Defense industrial base. We have broken ground on the 24-acre property adjacent to our existing facility in Syracuse for the campus expansion and the site for the new facility, and we expect initial low rate production within 18 to 24 months. Phase one of the proposed project, including capital for campus-wide improvements is estimated to be $100.0 million to $130.0 million, and is anticipated to run through 2026. Our planned capital investment commitments will be determined after finalizing terms with various stakeholders.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 54% of our net sales for both the quarter and two quarters ended July 1, 2024. Sales to our ten largest customers collectively accounted for 50% and 49% of our net sales for the quarter and two quarters ended July 3, 2023, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The percentage of our net sales attributable to each of the principal end markets we served was as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2024	July 3, 2023	July 1, 2024	July 3, 2023
End Markets (1):
Aerospace and Defense	45%	47%	46%	45%
Automotive	14	17	13	17
Data Center Computing	21	12	21	11
Medical/Industrial/Instrumentation	14	16	14	17
Networking	6	8	6	10
Total	100%	100%	100%	100%

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

RESULTS OF OPERATIONS

The relationship of various items to net sales in our consolidated condensed statements of operations was as follows:

	Quarter Ended		Two Quarters Ended
	July 1, 2024	July 3, 2023	July 1, 2024	July 3, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.6	82.0	81.2	83.1
Gross profit	19.4	18.0	18.8	16.9
Operating expenses:
Selling and marketing	3.3	3.3	3.4	3.6
General and administrative	6.4	6.9	7.0	6.7
Research and development	1.4	1.2	1.4	1.2
Amortization of definite-lived intangibles	1.7	0.7	1.8	2.4
Restructuring charges	0.2	2.0	0.4	1.4
Total operating expenses	13.0	14.1	14.0	15.3
Operating income	6.4	3.9	4.8	1.6
Other (expense) income:
Interest expense	(2.0)	(2.2)	(2.1)	(2.2)
Loss on extinguishment of debt	—	(0.2)	—	(0.1)
Gain on sale of subsidiary	—	—	—	0.1
Other, net	0.6	0.9	1.1	0.6
Total other expense, net	(1.4)	(1.5)	(1.0)	(1.6)
Income before income taxes	5.0	2.4	3.8	—
Income tax (provision) benefit	(0.7)	(1.2)	(0.7)	0.1
Net income	4.3%	1.2%	3.1%	0.1%

The following discussion and analysis is for the quarter and two quarters ended July 1, 2024, compared to the quarter and two quarters ended July 3, 2023, unless otherwise stated.

Net Sales

Total net sales increased $58.6 million, or 10.7%, to $605.1 million for the second quarter of 2024 from $546.5 million for the second quarter of 2023. The increase in total net sales primarily resulted from an increase in net sales for the PCB reportable segment of $59.6 million, or 11.1%, to $596.1 million for the second quarter of 2024 from $536.5 million for the second quarter of 2023. The primary driver of this increase was demand growth in our aerospace and defense and data center computing end markets, partially offset by demand weakness in our automotive, networking, and medical, industrial, and instrumentation end markets. Net sales for the RF&S Components reportable segment decreased $1.0 million, or 9.5%, to $9.0 million for the second quarter of 2024 from $10.0 million for the second quarter of 2023, which was primarily due to lower demand in our networking end market.

Total net sales increased $84.4 million or 7.7%, to $1,175.3 million for the first two quarters of 2024 from $1,090.9 million for the first two quarters of 2023. This increase in total net sales primarily resulted from an increase in net sales for the PCB reportable segment of $87.3 million, or 8.2%, to $1,157.9 million for the first two quarters of 2024 from $1,070.6 million for the first two quarters of 2023. The primary driver of this increase was demand growth in our aerospace and defense and data center computing end markets, partially offset by demand weakness in our networking, automotive, and medical, industrial, and instrumentation end markets, and by the sale of our Shanghai backplane business in the first quarter of 2023, which had the effect of reducing $8.4 million of net sales when comparing the first two quarters of 2024 to the first two quarters of 2023. Net sales for the RF&S Components reportable segment decreased $3.0 million, or 14.8%, to $17.3 million for the first two quarters of 2024 from $20.3 million for the first two quarters of 2023, which was primarily due to lower demand in our networking end market.

Gross Margin

Overall gross margin increased to 19.4% for the second quarter of 2024 from 18.0% for the second quarter of 2023. Gross margin for the PCB reportable segment increased to 20.0% for the second quarter of 2024 from 18.6% for the second quarter of 2023. This increase was due to higher sales volume, particularly in the data center computing end market, and improved operational execution. Gross margin for the RF&S Components reportable segment decreased to 49.8% for the second quarter of 2024 from 57.4% for the second quarter of 2023, primarily due to lower sales.

Overall gross margin increased to 18.8% for the first two quarters of 2024 from 16.9% for the first two quarters of 2023. Gross margin for the PCB reportable segment increased to 19.7% for the first two quarters of 2024 from 17.6% for the first two quarters of 2023. This increase was due to higher sales volume, particularly in the data center computing end market, and improved operational execution. Gross margin for the RF&S Components reportable segment decreased to 48.7% for the first two quarters of 2024 from 53.5% for the first two quarters of 2023, primarily due to lower sales.

An important factor affecting gross margins is capacity utilization, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume PCB facilities in Asia, as a significant portion of our operating costs are fixed in nature. North America utilization figures are not as meaningful as Asia because bottlenecks in these high mix low volume facilities tend to occur in areas outside of plating, which is the core process that we use for calculating utilization rates. Capacity utilization for the second quarter of 2024 in our Asia and North America PCB facilities was 64% and 39%, respectively, compared to 46% and 38%, respectively, for the second quarter of 2023. Capacity utilization for the first two quarters of 2024 in our Asia and North America PCB facilities was 58% and 38%, respectively, compared to 49% and 38%, respectively, for the first two quarters of 2023. The increase in capacity utilization in our Asia PCB facilities was due to continued strong data center demand.

Selling and Marketing Expenses

Selling and marketing expenses increased $1.6 million to $19.8 million, or 3.3% of net sales, for the second quarter of 2024 from $18.2 million, or 3.3% of net sales, for the second quarter of 2023. The increase in selling and marketing expenses was primarily due to increases in labor costs and commissions. The selling and marketing expenses as a percentage of net sales was flat as a result of higher net sales offset by increased expenses.

Selling and marketing expenses increased $0.6 million to $40.1 million, or 3.4% of net sales, for the first two quarters of 2024 from $39.5 million, or 3.6% of net sales, for the first two quarters of 2023. The increase in selling and marketing expenses was primarily due to increases in certain personnel costs and stock-based compensation, partially offset by a decrease in commissions. The selling and marketing expenses as a percentage of net sales decreased as a result of higher net sales.

General and Administrative Expenses

General and administrative expenses increased $0.8 million to $38.6 million, or 6.4% of net sales, for the second quarter of 2024 from $37.8 million, or 6.9% of net sales, for the second quarter of 2023. The increase in general and administrative expenses was primarily due to increases in consulting and legal expenses, bad debt, labor costs, and the write down of our Hong Kong building of $6.1 million, partially offset by gains on the sale of assets primarily related to the sale of two buildings vacated by the closure of our Anaheim and Santa Clara plants of $14.4 million. The general and administrative expenses as a percentage of net sales decreased as a result of higher net sales.

General and administrative expenses increased $9.4 million to $82.3 million, or 7.0% of net sales, for the first two quarters of 2024 from $72.9 million, or 6.7% of net sales, for the first two quarters of 2023. The increase in general and administrative expenses was primarily due to increases in labor costs, consulting and legal expenses, incentive compensation, bad debt, stock-based compensation, and the write down of our Hong Kong building of $6.1 million, partially offset by gains on the sale of assets primarily related to the sale of two buildings vacated by the closure of our Anaheim and Santa Clara plants of $14.4 million.

Research and Development Expenses

Research and development expenses increased $2.1 million to $8.5 million, or 1.4% of net sales, for the second quarter of 2024 from $6.4 million, or 1.2% of net sales, for the second quarter of 2023. The increase in research and development expenses was primarily due to increases in labor costs and research and development projects.

Research and development expenses increased $2.4 million to $15.9 million, or 1.4% of net sales, for the first two quarters of 2024 from $13.5 million, or 1.2% of net sales, for the first two quarters of 2023. The increase in research and development expenses was primarily due to increases in labor costs and research and development projects.

Total Other Expense, Net

Total other expense, net increased $0.5 million to $8.5 million for the second quarter of 2024 from $8.0 million for the second quarter of 2023, primarily due to a $2.8 million decrease in foreign currency gain mainly resulting from higher monetary liabilities than assets in Renminbi (RMB) in the second quarter of 2024 as compared to the second quarter of 2023 and an increase in interest expense of $0.4 million, partially offset by an increase in interest income of $1.5 million and the absence of $1.2 million of loss on extinguishment in the second quarter of 2024 as compared to the second quarter of 2023. We utilize the RMB at our China facilities for employee-related expenses, RMB denominated purchases, and other costs of running our operations in China.

Total other expense, net decreased $6.8 million to $11.5 million for the first two quarters of 2024 from $18.3 million for the first two quarters of 2023, primarily due to an increase in interest income of $3.3 million and an increase in foreign currency gains of $2.9 million resulting from the weakening RMB in the first two quarters of 2024 compared to the first two quarters of 2023.

Income Taxes

Income tax expense decreased $2.4 million to $4.2 million for the second quarter of 2024 from $6.6 million for the second quarter of 2023. The decrease in income tax expense was primarily due to a windfall tax benefit of the stock-based compensation releases and finalization of China and Canada corporate income tax returns which was partially offset by the absence in the second quarter of 2024 of the release of uncertain tax position benefits that existed in the second quarter of 2023.

Income tax expense increased $9.1 million to $7.8 million for the first two quarters of 2024 from an income tax benefit of $1.3 million for the first two quarters of 2023. The increase in income tax expense for the first two quarters of 2024 was primarily due to an increase in pre-tax income for the first two quarters of 2024, the absence in the first two quarters of 2024 of the release of uncertain tax position benefits that existed in the first two quarters of 2023, and the approval of our renewal application for High and New Technology Enterprise status for two of our manufacturing subsidiaries in China (including the impact on the respective subsidiaries’ deferred tax amounts), but partially offset by a windfall tax benefit of the stock-based compensation releases and finalization of China and Canada corporate income tax returns.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of $42.9 million and $54.4 million as of July 1, 2024 and July 3, 2023, respectively.

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

Cash flow provided by operating activities during the first two quarters of 2024 was $85.8 million as compared to cash flow provided by operating activities of $81.0 million in the same period in 2023. The increase in cash flow was primarily due to an increase in net income of $35.8 million partially offset by an increased investment in working capital.

Net cash used in investing activities during the first two quarters of 2024 was $52.5 million, primarily resulting from the use of $88.8 million for purchases of property, plant and equipment and other assets. This is partially offset by the receipt of $29.6 million of proceeds from the sale of property, plant, and equipment and other assets primarily related to the sale of two buildings vacated by the closure of our Anaheim and Santa Clara plants and $6.7 million of proceeds from the sale of property associated with our Shanghai E‑MS subsidiary. Net cash used in investing activities was approximately $12.3 million for the first two quarters of 2023, primarily reflecting the use of $80.5 million for purchases of property, plant, and equipment and other assets, partially offset by the receipt of $61.8 million of proceeds from the sale of property associated with our Shanghai E‑MS subsidiary and $6.0 million of proceeds from the sale of our Shanghai Backplane Assembly subsidiary, net of cash disposed.

Net cash used in financing activities during the first two quarters of 2024 was $37.1 million reflecting the use of $34.5 million for repurchases of common stock and $2.6 million for the repayment of long-term debt borrowings. Net cash used in financing activities during the first two quarters of 2023 was $72.4 million, primarily reflecting repayment of long-term debt borrowings of $290.7 million, refund of customer deposits of $7.5 million, payment of debt issuance costs of $5.5 million, and payment of original issue discount of $3.5 million, partially offset by the receipt of proceeds from long-term debt borrowing of $234.8 million.

As of July 1, 2024, we had cash and cash equivalents of $446.2 million, of which $174.6 million was held by our foreign subsidiaries, primarily in China. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for the repatriation of this cash.

Our total 2024 capital expenditures are expected to be in the range of $190.0 million to $210.0 million.

Share Repurchases

On May 3, 2023, our Board of Directors authorized a share repurchase program (2023 Repurchase Program) allowing us to repurchase up to $100.0 million of our common stock from time to time through May 3, 2025. During the quarter ended July 1, 2024, we repurchased 1.4 million shares of our common stock for a total cost of $25.1 million (including commissions) and during the two quarters ended July 1, 2024, we repurchased 2.0 million shares of our common stock for a total cost of $34.5 million (including commissions). As of July 1, 2024, the remaining amount in value available to be repurchased under the 2023 Repurchase Program was approximately $41.1 million.

Long-term Debt and Letters of Credit

As of July 1, 2024, we had $916.1 million of outstanding debt, net of discount and debt issuance costs, composed of $496.3 million of Senior Notes due March 2029, $339.8 million under the Term Loan Facility, and $80.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL).

Pursuant to the terms of the Senior Notes due March 2029 and Term Loan Facility, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments. Under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of July 1, 2024, we were in compliance with the covenants under the Senior Notes due March 2029, Term Loan Facility, and ABL Revolving Loans.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and cash from the issuance of term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next 12 months. Additional information regarding our indebtedness, including information about the credit available under our debt facilities, interest rates, and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 8, Long‑term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Report.

Supplier Finance Program Obligations

We have agreements with financial institutions to facilitate payments to certain suppliers. Under the terms of the agreements, we confirm the validity of each supplier invoice to the respective financial institution upon receipt. The supplier receives payment from the financial institution, and we pay the financial institution based on the terms negotiated, which generally range from 160 days to 360 days. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $5.1 million and $18.8 million as of July 1, 2024 and January 1, 2024, respectively.

Contractual Obligations and Commitments

As part of our on-going operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases. As of July 1, 2024, there were no material changes outside the ordinary course of business since January 1, 2024 to our contractual obligations and commitments and the related cash requirements.

Offset Agreements

We have and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from customers in foreign countries. As of July 1, 2024, we had outstanding offset agreements of approximately $28.0 million, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event we fail to perform in accordance with contract requirements. To date, we have not been obligated to pay any such penalties. For details about our offset agreements, see Part I, Item 1, Note 14, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements included in this Report.

Seasonality

We tend to experience modest seasonal softness in the first and third quarters due to holidays and vacation periods in China and North America, respectively, which limit production leading to stronger revenue levels in the second and fourth quarters.

Recently Issued Accounting Standards

For a description of recently adopted and issued accounting standards, including the respective dates of adoption and the expected effects on our results of operations and financial condition, see Part I, Item 1, Note 1, Nature of Operations and Basis of Presentation, of the Notes to Consolidated Condensed Financial Statements included in this Report.

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

To ensure the adequacy and effectiveness of our commodity price hedge positions, we continually monitor our commodity hedge price positions, both on a stand-alone basis and in conjunction with their underlying commodity price exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures intended to be hedged, we cannot be assured that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in commodity prices. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect our consolidated operating results and financial position.

For additional information regarding our interest rate swap arrangement and commodity contracts, see Part I, Item 1, Note 12, Financial Instruments, of the Notes to Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q (Report).

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

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Report for further discussion of our financing facilities and capital structure. As of July 1, 2024, approximately 80.9% of our total debt was based on fixed rates. Based on our borrowings as of July 1, 2024, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $1.8 million.

Foreign Currency Exchange Rate Risks

In the normal course of business, we are exposed to risks associated with fluctuations in foreign currency exchange rates related to transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Most of our foreign operations have the U.S. Dollar as their functional currency, however, one of our China facilities utilizes the Renminbi (RMB), which results in recognition of translation adjustments included as a component of other comprehensive income (loss). Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases, and translation of balance sheet accounts denominated in foreign currencies. We do not engage in hedging to manage this foreign currency risk.

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

Debt Instruments

The fiscal calendar maturities of our debt instruments through 2028 and thereafter were as follows:

	As of July 1, 2024
	Remaining 2024	2025	2026	2027	2028	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate (1)	$875	$3,500	$3,500	$4,375	$83,500	$330,750	$426,500	$427,585	7.81%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	457,305	4.00%
Total	$875	$3,500	$3,500	$4,375	$83,500	$830,750	$926,500	$884,890

(1)
Interest rate swap effectively fixed $250,000 of variable rate debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of July 1, 2024 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 1, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about repurchases by us of shares of our common stock during the quarter ended July 1, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Program (2)	Maximum Approximate Dollar of Shares that May Yet be Purchased Under the Program (3)
	(In thousands, except per share data)
April 2, 2024 - April 29, 2024	—	$—	—	$66,234
April 30, 2024 - May 27, 2024	1,390	18.09	1,390	41,088
May 28, 2024 - July 1, 2024	—	—	—	41,088
Total for the quarter ended July 1, 2024	1,390	$18.09	1,390

(1)
Includes commissions.
(2)
On May 3, 2023, our Board of Directors authorized and approved a share repurchase program, under which we may repurchase up to $100.0 million in value of our outstanding shares of common stock from time to time through May 3, 2025.
(3)
As of the last day of the applicable period.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended July 1, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit		Filed/Furnished	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

3.1	TTM Technologies, Inc. Amended and Restated Certificate of Incorporation, effective May 8, 2024		8-K	000-31285	3.1	May 10, 2024

3.2	Certificate of Correction of the Amended and Restated Certificate of Incorporation, filed June 10, 2024		8-K/A	000-31285	3.3	June 10, 2024

3.3	TTM Technologies, Inc. Sixth Amended and Restated Bylaws		8-K	000-31285	3.2	May 10, 2024

10.1

First Amendment, dated as of June 10, 2024, to that certain Amended and Restated ABL Credit Agreement, dated as of May 30, 2023, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, Bank of America, N.A. and Truist Securities, Inc. as Syndication Agents, and HSBC Securities (USA) Inc., as Documentation Agent.

X

10.2

First Amendment, dated as of August 1, 2024, to that certain Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023, by and among TTM Technologies, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto

X

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q (Report) are not deemed filed with the Commission and are not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: August 6, 2024	Thomas T. Edman
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Boehle

Dated: August 6, 2024	Daniel L. Boehle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)