Form 10-Q
period 2024-09-30
TTM TECHNOLOGIES INC
filed 2024-11-05
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were outstanding 101,969,460 shares of the registrant’s Common Stock, $0.001 par value.

TTM TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of September 30, 2024 and January 1, 2024

	As of
	September 30, 2024	January 1, 2024
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$469,500	$450,208
Accounts receivable, net	422,885	413,557
Contract assets	362,668	292,050
Inventories	227,913	213,075
Receivable from sale of Shanghai E-MS (SH E-MS) property	—	6,737
Prepaid expenses and other current assets	41,861	54,060
Total current assets	1,524,827	1,429,687
Property, plant, and equipment, net	859,247	807,667
Operating lease right-of-use assets	79,500	86,286
Goodwill	702,735	702,735
Definite-lived intangibles, net	201,069	236,711
Deposits and other non-current assets	51,440	60,577
Total assets	$3,418,818	$3,323,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$3,465	$3,500
Accounts payable	387,071	334,609
Contract liabilities	138,368	126,508
Accrued salaries, wages, and benefits	112,616	98,561
Other current liabilities	121,730	140,806
Total current liabilities	763,250	703,984
Long-term debt, net of discount and issuance costs	912,809	914,336
Operating lease liabilities	84,291	80,786
Other long-term liabilities	111,359	113,518
Total long-term liabilities	1,108,459	1,108,640
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized; 113,132 and 111,282 shares issued as of September 30, 2024 and January 1, 2024, respectively; 101,968 and 102,108 shares outstanding as of September 30, 2024 and January 1, 2024, respectively	113	111
Treasury stock – common stock at cost; 11,164 and 9,174 shares as of September 30, 2024 and January 1, 2024, respectively	(157,570)	(123,091)
Additional paid-in capital	902,658	880,963
Retained earnings	833,252	782,123
Accumulated other comprehensive loss	(31,344)	(29,067)
Total stockholders’ equity	1,547,109	1,511,039
Total liabilities and stockholders' equity	$3,418,818	$3,323,663

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended September 30, 2024 and October 2, 2023

	Quarter Ended		Three Quarters Ended
	September 30, 2024	October 2, 2023	September 30, 2024	October 2, 2023
	(Unaudited)
	(In thousands, except per share data)
Net sales	$616,538	$572,582	$1,791,788	$1,663,528
Cost of goods sold	486,650	459,312	1,440,954	1,365,628
Gross profit	129,888	113,270	350,834	297,900
Operating expenses:
Selling and marketing	19,961	18,763	60,053	58,245
General and administrative	42,567	38,916	124,841	111,829
Research and development	8,054	6,173	23,922	19,682
Amortization of definite-lived intangibles	6,951	11,429	28,636	37,245
Impairment of goodwill	—	44,100	—	44,100
Restructuring charges	1,393	4,091	6,367	19,061
Total operating expenses	78,926	123,472	243,819	290,162
Operating income (loss)	50,962	(10,202)	107,015	7,738
Other (expense) income:
Interest expense	(11,768)	(10,101)	(36,311)	(34,751)
Loss on extinguishment of debt	—	—	—	(1,154)
Gain on sale of subsidiary	—	—	—	1,270
Other, net	(14,177)	3,044	(1,086)	9,310
Total other expense, net	(25,945)	(7,057)	(37,397)	(25,325)
Income (loss) before income taxes	25,017	(17,259)	69,618	(17,587)
Income tax provision	(10,706)	(19,807)	(18,489)	(18,469)
Net income (loss)	$14,311	$(37,066)	$51,129	$(36,056)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.14	$(0.36)	$0.50	$(0.35)
Diluted earnings (loss) per share	0.14	(0.36)	0.49	(0.35)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

For the Quarter and Three Quarters Ended September 30, 2024 and October 2, 2023

	Quarter Ended		Three Quarters Ended
	September 30, 2024	October 2, 2023	September 30, 2024	October 2, 2023
	(Unaudited)
	(In thousands)
Net income (loss)	$14,311	$(37,066)	$51,129	$(36,056)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	325	(52)	(533)	(485)
Derecognition of foreign currency translation adjustments due to sale of subsidiary	—	—	—	(6,627)
Net unrealized (loss) gain on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the period, net	(3,905)	3,010	835	8,150
Amounts realized in the statement of operations, net	(851)	(837)	(2,579)	(1,558)
Net	(4,756)	2,173	(1,744)	6,592
Other comprehensive (loss) income, net of tax	(4,431)	2,121	(2,277)	(520)
Comprehensive income (loss), net of tax	$9,880	$(34,945)	$48,852	$(36,576)

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Three Quarters Ended September 30, 2024 and October 2, 2023

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, January 1, 2024	111,282	$111	(9,174)	$(123,091)	$880,963	$782,123	$(29,067)	$1,511,039
Net income	—	—	—	—	—	10,466	—	10,466
Other comprehensive income	—	—	—	—	—	—	2,150	2,150
Issuance of common stock for performance-based restricted stock units	227	1	—	—	(1)	—	—	—
Issuance of common stock for restricted stock units	41	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(600)	(9,334)	—	—	—	(9,334)
Stock-based compensation	—	—	—	—	6,787	—	—	6,787
Balance, April 1, 2024	111,550	$112	(9,774)	$(132,425)	$887,749	$792,589	$(26,917)	$1,521,108
Net income	—	—	—	—	—	26,352	—	26,352
Other comprehensive income	—	—	—	—	—	—	4	4
Issuance of common stock for restricted stock units	1,559	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(1,390)	(25,145)	—	—	—	(25,145)
Stock-based compensation	—	—	—	—	6,580	—	—	6,580
Balance, July 1, 2024	113,109	$113	(11,164)	$(157,570)	$894,328	$818,941	$(26,913)	$1,528,899
Net income	—	—	—	—	—	14,311	—	14,311
Other comprehensive loss	—	—	—	—	—	—	(4,431)	(4,431)
Issuance of common stock for restricted stock units	23	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,330	—	—	8,330
Balance, September 30, 2024	113,132	$113	(11,164)	$(157,570)	$902,658	$833,252	$(31,344)	$1,547,109

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, January 2, 2023	109,598	$110	(7,370)	$(98,659)	$858,077	$800,841	$(24,790)	$1,535,579
Net loss	—	—	—	—	—	(5,814)	—	(5,814)
Other comprehensive loss	—	—	—	—	—	—	(7,271)	(7,271)
Issuance of common stock for performance-based restricted stock units	337	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	21	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,240	—	—	5,240
Balance, April 3, 2023	109,956	$110	(7,370)	$(98,659)	$863,317	$795,027	$(32,061)	$1,527,734
Net income	—	—	—	—	—	6,824	—	6,824
Other comprehensive income	—	—	—	—	—	—	4,630	4,630
Issuance of common stock for restricted stock units	1,284	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	5,121	—	—	5,121
Balance, July 3, 2023	111,240	$111	(7,370)	$(98,659)	$868,437	$801,851	$(27,431)	$1,544,309
Net loss	—	—	—	—	—	(37,066)	—	(37,066)
Other comprehensive income	—	—	—	—	—	—	2,121	2,121
Issuance of common stock for restricted stock units	10	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(1,020)	(14,617)	—	—	—	(14,617)
Stock-based compensation	—	—	—	—	6,367	—	—	6,367
Balance, October 2, 2023	111,250	$111	(8,390)	$(113,276)	$874,804	$764,785	$(25,310)	$1,501,114

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended September 30, 2024 and October 2, 2023

	Three Quarters Ended
	September 30, 2024	October 2, 2023
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$51,129	$(36,056)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment	78,709	74,060
Amortization of definite-lived intangible assets	35,642	47,811
Amortization of debt discount and issuance costs	1,517	1,726
Loss on extinguishment of debt	—	1,154
Deferred income taxes	(1,180)	1,177
Stock-based compensation	21,697	16,728
Gain on sale of subsidiary	—	(1,270)
Impairment of goodwill	—	44,100
Other	2,194	(633)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,328)	72,591
Contract assets	(70,618)	30,360
Inventories	(14,838)	(38,493)
Prepaid expenses and other current assets	(2,236)	81
Accounts payable	34,698	(26,788)
Contract liabilities	11,860	(1,745)
Accrued salaries, wages, and benefits	14,055	(20,955)
Other current liabilities	(2,461)	(24,034)
Net cash provided by operating activities	150,840	139,814
Cash flows from investing activities:
Proceeds from sale of SH E-MS property	6,737	61,769
Purchase of property, plant, and equipment and other assets	(129,709)	(114,167)
Proceeds from sale of property, plant, and equipment and other assets	29,599	384
Proceeds from sale of subsidiary, net of cash disposed	—	6,039
Other	(76)	(101)
Net cash used in investing activities	(93,449)	(46,076)
Cash flows from financing activities:
Repurchases of common stock	(34,479)	(14,617)
Repayment of long-term debt	(8,730)	(291,572)
Proceeds from long-term debt borrowing	6,105	234,818
Payment of debt issuance costs	(1,113)	(5,487)
Refund of customer deposits	—	(7,500)
Payment of original issue discount	—	(3,500)
Net cash used in financing activities	(38,217)	(87,858)
Effect of foreign currency exchange rates on cash and cash equivalents	118	(298)
Net increase in cash and cash equivalents	19,292	5,582
Cash and cash equivalents at beginning of period	450,208	402,749
Cash and cash equivalents at end of period	$469,500	$408,331
Supplemental cash flow information:
Cash paid, net for interest	$42,646	$42,688
Cash paid, net for income taxes	15,196	27,830
Supplemental disclosure of non-cash investing and financing activities:
Cashless rollover of debt	$340,395	$115,182
Property, plant, and equipment recorded in accounts payable and other current liabilities	83,934	89,056

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global manufacturer of technology solutions including mission systems, radio frequency (RF) components, RF microwave/microelectronic assemblies, and quick-turn and technologically advanced printed circuit boards (PCB). The Company provides time-to-market and volume production of advanced technology products and offers a one-stop design, engineering, and manufacturing solution to customers. This solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due, in part, to the conflict between Russia and Ukraine, and the conflict in the Middle East, the global economy and financial markets have been volatile. As such, the Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. The actual results the Company experienced may differ materially and adversely from its estimates. The Company uses a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures, but expects additional disclosures upon adoption.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements, to remove various references to concepts statements from the Accounting Standards Codification (ASC). These amendments clarify guidance, simplify wording or structure of guidance, and include other minor improvements. The amendments are effective for fiscal years beginning after December 15, 2024, applied prospectively, with early adoption and retrospective application permitted. The impact of the adoption of the amendments in this update is not expected to be material to the Company's consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company will adopt ASU 2023-07 in its 2024 fiscal year Form 10-K using a retrospective transition method. This ASU will impact only the Company's disclosures with no impacts to the results of operations, cash flows, and financial condition.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements of a variety of topics in the ASC in response to the SEC’s Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC requirements with the SEC’s regulations. For entities subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the new guidance to determine the impact it may have on the presentation of its consolidated financial statements and related disclosures.

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

During the quarter ended September 30, 2024, the Company did not repurchase any shares. During the three quarters ended September 30, 2024, the Company repurchased 1,990 shares of common stock for a total cost of $34,479 (including commissions). As of September 30, 2024, the remaining amount in value available to be repurchased under the 2023 Repurchase Program was approximately $41,088.

(3) Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $188,952 and $195,928 as of September 30, 2024 and January 1, 2024, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs on-going credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of September 30, 2024 and January 1, 2024, there were no customers that accounted for 10% or more of the Company's accounts receivable.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter and three quarters ended September 30, 2024, one customer accounted for approximately 11% of the Company's net sales. For the quarter ended October 2, 2023, two customers collectively accounted for approximately 23% of the Company's net sales. For the three quarters ended October 2, 2023, one customer accounted for approximately 13% of the Company's net sales.

(4) Revenues

As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for long-term contracts was $481,400. The Company expects to recognize revenue on approximately 46% of the remaining performance obligations for the Company’s long-term contracts over the next 12 months with the remaining amount expected to be recognized thereafter.

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of September 30, 2024 and January 1, 2024 were $34,703 and $25,213, respectively.

Revenue recognized for the three quarters ended September 30, 2024 from amounts recorded as contract liabilities as of January 1, 2024 was $33,331. Revenue recognized for the three quarters ended October 2, 2023 from amounts recorded as contract liabilities as of January 2, 2023 was $33,939.

Revenue from products and services transferred to customers over time and at a point in time accounted for 96% and 4%, respectively, of the Company’s revenue for both the quarter and three quarters ended September 30, 2024 and October 2, 2023.

Disaggregated revenue by principal end markets within reportable segments was as follows:

	Quarter Ended September 30, 2024			Quarter Ended October 2, 2023
	PCB	RF and Specialty Components (RF&S Components)	Total	PCB	RF&S Components	Total
	(In thousands)
End Markets:
Aerospace and Defense	$284,275	$—	$284,275	$255,618	$—	$255,618
Automotive	85,015	—	85,015	86,803	—	86,803
Data Center Computing	119,299	201	119,500	99,584	—	99,584
Medical/Industrial/Instrumentation	86,185	579	86,764	89,818	895	90,713
Networking	32,019	8,965	40,984	31,853	8,011	39,864
Total	$606,793	$9,745	$616,538	$563,676	$8,906	$572,582

	Three Quarters Ended September 30, 2024			Three Quarters Ended October 2, 2023
	PCB	RF&S Components	Total	PCB	RF&S Components	Total
	(In thousands)
End Markets:
Aerospace and Defense	$821,840	$—	$821,840	$742,194	$—	$742,194
Automotive	241,330	—	241,330	272,644	—	272,644
Data Center Computing	362,728	323	363,051	221,759	51	221,810
Medical/Industrial/Instrumentation	251,394	2,035	253,429	279,565	2,557	282,122
Networking	87,449	24,689	112,138	118,156	26,602	144,758
Total	$1,764,741	$27,047	$1,791,788	$1,634,318	$29,210	$1,663,528

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	September 30, 2024	January 1, 2024
	(In thousands)
Inventories:
Raw materials	$179,736	$165,666
Work-in-process	45,451	45,494
Finished goods	2,726	1,915
Inventories	$227,913	$213,075

Property, plant, and equipment, net:
Land and land use rights	$73,363	$71,131
Buildings and improvements	513,534	512,148
Machinery and equipment	1,090,943	986,527
Furniture and fixtures and other	11,046	10,157
Construction-in-progress	75,001	90,940
Property, plant, and equipment, gross	1,763,887	1,670,903
Less: Accumulated depreciation	(904,640)	(863,236)
Property, plant, and equipment, net	$859,247	$807,667

Other current liabilities:
Accrued capital expenditures	$15,300	$35,026
Sales return and allowances	12,155	12,301
Accrued facility operating costs	9,801	10,172
Income taxes payable	9,197	5,466
Housing fund	8,274	7,749
Operating leases	7,981	8,433
Warranty	6,619	10,557
Interest	3,751	9,399
Accrued professional fees	3,382	3,276
Restructuring	817	1,179
Derivative liabilities	—	297
Other	44,453	36,951
Other current liabilities	$121,730	$140,806

Other long-term liabilities:
Deferred income taxes	$42,454	$44,238
Customer deposits	28,390	29,820
Finance leases	12,198	12,799
Derivative liabilities	1,414	1,476
Defined benefit pension plan liability	704	836
Other	26,199	24,349
Other long-term liabilities	$111,359	$113,518

(6) Goodwill

Goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
As of September 30, 2024 and January 1, 2024
Goodwill	$810,235	$177,200	$987,435
Accumulated impairment losses	(171,400)	(113,300)	(284,700)
Carrying amount	$638,835	$63,900	$702,735

(7) Definite-lived Intangibles

The components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
As of September 30, 2024
Customer relationships	$324,730	$(156,026)	$168,704	11.8
Technology	66,650	(34,285)	32,365	8.2
Total	$391,380	$(190,311)	$201,069

As of January 1, 2024
Customer relationships	$416,230	$(222,766)	$193,464	11.2
Technology	66,650	(27,278)	39,372	8.2
Backlog	13,000	(9,750)	3,250	2.0
Trade names	2,500	(1,875)	625	2.0
Total	$498,380	$(261,669)	$236,711

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $9,286 and $35,642 for the quarter and three quarters ended September 30, 2024, respectively, and $13,764 and $47,811 for the quarter and three quarters ended October 2, 2023, respectively. For the quarter and three quarters ended September 30, 2024, $2,335 and $7,006, respectively, of amortization expense was included in cost of goods sold. For the quarter and three quarters ended October 2, 2023, $2,335 and $10,566, respectively, of amortization expense was included in cost of goods sold.

In connection with the finalization of acquired identifiable intangible asset valuation during the second quarter of 2023 related to the Company's acquisition in 2022 of Telephonics, the Company recorded amortization expense of $20,064 related to the acquired identifiable intangible assets during the three quarters ended October 2, 2023 (of which $5,627 corresponded to the fiscal year ended January 2, 2023 due to the change in amortization period). For the three quarters ended October 2, 2023, $7,375 of amortization expense related to the acquired identifiable intangible assets was included in cost of goods sold (of which $2,950 corresponded to the fiscal year ended January 2, 2023).

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2024	$9,250
2025	36,897
2026	36,897
2027	34,543
2028	30,997
Thereafter	52,485
Total	$201,069

(8) Long-term Debt and Letters of Credit

Long-term debt was as follows:

	As of September 30, 2024		As of January 1, 2024
	Interest Rate	Principal Outstanding	Interest Rate	Principal Outstanding
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due May 2030	7.10	346,500	8.10	349,125
Asia ABL Revolving Loan due June 2028	6.15	80,000	6.65	80,000
Total debt		926,500		929,125
Less: Unamortized debt issuance costs		(7,275)		(8,021)
Less: Unamortized debt discount		(2,951)		(3,268)
Subtotal		916,274		917,836
Less: Current maturities		(3,465)		(3,500)
Long-term debt, less current maturities		$912,809		$914,336

Refinancing of Term Loan Facility

On August 1, 2024, the Company entered into a First Amendment to its Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023, by and among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto, pursuant to which the Company closed its $346,500 new senior secured term loan (Term Loan Facility) that bears interest at a floating rate of 1-month Chicago Mercantile Exchange (CME) Term Secured Overnight Financing Rate (SOFR) plus an applicable margin of 2.25%, 50 basis points lower than the previous term loan facility issued in May 2023. The Term Loan Facility is issued at par, maintains the same maturity of May 30, 2030 as the previous term loan facility, and the majority is a cashless rollover from the previous term loan facility.

Debt Covenants

Borrowings under the Senior Notes due March 2029 and Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments.

Under the occurrence of certain events, the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively, the ABL Revolving Loans) are subject to various financial covenants, including leverage and fixed charge coverage ratios.

Debt Issuance Costs and Debt Discount

Remaining unamortized debt issuance costs and debt discount were as follows:

	As of September 30, 2024			As of January 1, 2024
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$3,546	$—	4.18%	$4,085	$—	4.18%
Term Loan due May 2030	3,729	2,951	8.01	3,936	3,268	8.26
Total	$7,275	$2,951		$8,021	$3,268

The above debt issuance costs and debt discount are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

The remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,329 and $1,603 as of September 30, 2024 and January 1, 2024, respectively, are included in deposits and other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of September 30, 2024, the remaining weighted average amortization period for all unamortized debt issuance costs and debt discount was 5.1 years.

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

During the quarter and three quarters ended September 30, 2024, the Company’s effective tax rate was impacted by a net discrete expense of $610 and net discrete benefit of $2,251, respectively. This was primarily due to the finalization of the Hong Kong corporate income tax return and accrued interest expense on existing uncertain tax positions in the quarter ended September 30, 2024, which was offset by a windfall tax benefit of the stock-based compensation releases in the quarter ended July 1, 2024.

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

	Quarter Ended		Three Quarters Ended
	September 30, 2024	October 2, 2023	September 30, 2024	October 2, 2023
	(In thousands)
Net Sales:
PCB	$606,793	$563,676	$1,764,741	$1,634,318
RF&S Components	9,745	8,906	27,047	29,210
Total net sales	$616,538	$572,582	$1,791,788	$1,663,528
Operating Segment Income:
PCB	$96,659	$82,868	$257,238	$192,981
RF&S Components	2,427	(41,441)	6,141	(36,071)
Corporate and Other	(38,838)	(37,865)	(120,722)	(101,361)
Total operating segment income	60,248	3,562	142,657	55,549
Amortization of definite-lived intangibles (1)	(9,286)	(13,764)	(35,642)	(47,811)
Total operating income (loss)	50,962	(10,202)	107,015	7,738
Total other expense, net	(25,945)	(7,057)	(37,397)	(25,325)
Income (loss) before income taxes	$25,017	$(17,259)	$69,618	$(17,587)

	As of
	September 30, 2024	January 1, 2024
	(In thousands)
Segment Assets:
PCB	$2,168,242	$2,032,202
RF&S Components	134,832	142,520
Corporate and Other	1,115,744	1,148,941
Total assets	$3,418,818	$3,323,663

(1)
Amortization of definite-lived intangibles relates to the PCB and RF&S Components reportable segments. For the quarter and three quarters ended September 30, 2024, $2,335 and $7,006, respectively, of amortization expense is included in cost of goods sold. For the quarter and three quarters ended October 2, 2023, $2,335 and $10,566, respectively, of amortization expense is included in cost of goods sold.

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

The Company markets and sells its products in approximately 60 countries. Other than in the United States and Taiwan, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are attributed to countries by country invoiced and were as follows:

	Quarter Ended		Three Quarters Ended
	September 30, 2024	October 2, 2023	September 30, 2024	October 2, 2023
	(In thousands)
Net Sales:
United States	$316,508	$319,105	$926,241	$949,668
Taiwan	63,607	55,368	206,462	120,750
Other	236,423	198,109	659,085	593,110
Total net sales	$616,538	$572,582	$1,791,788	$1,663,528

(11) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign Currency Translation	Pension Obligation	Cash Flow Hedges	Total
	(In thousands)
Balance as of January 1, 2024	$(32,860)	$2,530	$1,263	$(29,067)
Other comprehensive (loss) income before reclassifications	(533)	—	835	302
Amounts reclassified from accumulated other comprehensive loss	—	—	(2,579)	(2,579)
Net year to date other comprehensive loss	(533)	—	(1,744)	(2,277)
Balance as of September 30, 2024	$(33,393)	$2,530	$(481)	$(31,344)

(12) Stock-Based Compensation

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

Stock-based Compensation Expense and Unrecognized Compensation Costs

Stock-based compensation expense recognized in the accompanying consolidated condensed statements of operations was as follows:

	Quarter Ended		Three Quarters Ended
	September 30, 2024	October 2, 2023	September 30, 2024	October 2, 2023
	(In thousands)
Cost of goods sold	$2,719	$2,212	$6,689	$5,371
Selling and marketing	1,087	888	2,791	2,327
General and administrative	4,192	2,958	11,255	8,197
Research and development	332	309	962	833
Total	$8,330	$6,367	$21,697	$16,728

A summary of total unrecognized compensation costs as of September 30, 2024 was as follows:

	Unrecognized Compensation Costs	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
Restricted stock unit (RSU) awards	$49,754	1.5
PRU awards	6,268	1.7
Total	$56,022

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

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	As of September 30, 2024		As of January 1, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$1,810	$1,810	$3,282	$3,282
Derivative liabilities, current	—	—	297	297
Derivative liabilities, non-current	1,414	1,414	1,476	1,476
Senior Notes due March 2029	496,454	474,415	495,915	455,035
Term Loan due May 2030	339,820	347,799	341,921	351,743
ABL Revolving Loans	80,000	80,000	80,000	80,000

The fair value of the derivative instruments was determined using pricing models developed based on the 1-month CME Term SOFR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of September 30, 2024 and January 1, 2024, which are considered Level 2 inputs.

As of September 30, 2024 and January 1, 2024, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of September 30, 2024 and January 1, 2024 and included as a component of other current liabilities. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Offset Agreements

The Company has and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and the Company’s obligations under these agreements may be satisfied through activities that do not require the Company to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for activities such as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of September 30, 2024, the Company had outstanding offset agreements of approximately $27,268, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event the Company fails to perform in accordance with contract requirements. To date, the Company has not been obligated to pay any such penalties.

Supplier Finance Program Obligations

The Company has agreements with financial institutions to facilitate payments to certain suppliers. Under the terms of the agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. The supplier receives payment from the financial institution, and the Company pays the financial institution based on the terms negotiated, which generally range from 160 days to 360 days. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $18,278 and $18,832 as of September 30, 2024 and January 1, 2024, respectively.

(15) Earnings (Loss) Per Share

The reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share is as follows:

	Quarter Ended		Three Quarters Ended
	September 30, 2024	October 2, 2023	September 30, 2024	October 2, 2023
	(In thousands, except per share amounts)
Net income (loss)	$14,311	$(37,066)	$51,129	$(36,056)

Basic weighted average shares	101,958	103,510	101,704	102,873
Dilutive effect of PRUs, RSUs, and stock options	1,870	—	2,224	—
Diluted shares	103,828	103,510	103,928	102,873
Earnings (loss) per share:
Basic	$0.14	$(0.36)	$0.50	$(0.35)
Diluted	$0.14	$(0.36)	$0.49	$(0.35)

PRUs, RSUs, and stock options to purchase 144 and 166 shares of common stock for the quarter and three quarters ended September 30, 2024, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met at September 30, 2024, and for the RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common stock during the applicable quarter and three quarters and, as a result, the impact would be anti-dilutive.

For the quarter and three quarters ended October 2, 2023, potential shares of common stock, consisting of stock options to purchase 60 shares of common stock at exercise prices ranging from $11.83 to $16.60 per share and 697 PRUs were not included in the computation of diluted earnings per share because the Company incurred a net loss and as a result, the impact would be anti‑dilutive. For the quarter and three quarters ended October 2, 2023, potential shares of common stock consisting of 3,533 and 3,204 RSUs, respectively were not included in the computation of diluted earnings per share because the Company incurred a net loss and as a result, the impact would be anti-dilutive.

(16) Restructuring Charges

On February 8, 2023, the Company announced a consolidation plan, pursuant to which the Company ceased operations at three of its manufacturing facilities during the fiscal year ended January 1, 2024 and consolidated the operations of those facilities into other Company facilities. The three manufacturing facilities were PCB operations located in Anaheim and Santa Clara, California, and Hong Kong. The Company recorded $26,637 of restructuring charges and $6,032 of accelerated depreciation since the February 8, 2023 announcement.

In addition to this consolidation plan, the Company recognized employee separation, contract termination, and other costs during the quarter and three quarters ended September 30, 2024 and October 2, 2023 in connection with other global realignment restructuring efforts. Contract termination and other costs primarily represented plant closure costs.

Restructuring costs by reportable segment were as follows:

	Quarter Ended September 30, 2024			Quarter Ended October 2, 2023
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$139	$1,269	$1,408	$1,924	$2,167	$4,091
Corporate and Other	—	(15)	(15)	—	—	—
Total	$139	$1,254	$1,393	$1,924	$2,167	$4,091

	Three Quarters Ended September 30, 2024			Three Quarters Ended October 2, 2023
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Reportable Segment:
PCB	$139	$6,212	$6,351	$13,066	$5,352	$18,418
RF&S Components	—	—	—	14	—	14
Corporate and Other	—	16	16	305	324	629
Total	$139	$6,228	$6,367	$13,385	$5,676	$19,061

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The utilization of the accrued restructuring costs was as follows:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of January 1, 2024	$994	$185	$1,179
Charged to expense	139	6,228	6,367
Amount paid	(416)	(6,313)	(6,729)
Accrued as of September 30, 2024	$717	$100	$817

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

COMPANY OVERVIEW

We are a leading global manufacturer of technology solutions including mission systems, radio frequency (RF) components, RF microwave/microelectronic assemblies, and quick-turn and technologically advanced printed circuit boards (PCB). We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering, and manufacturing solution to our customers. This solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,500 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial and instrumentation, and networking. Our customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors, and government agencies (both domestic and allied foreign governments).

RECENT DEVELOPMENTS

On August 1, 2024, we entered into a First Amendment to our Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023, by and among us, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto, pursuant to which we closed our $346.5 million new senior secured term loan (Term Loan Facility) that bears interest at a floating rate of 1-month Chicago Mercantile Exchange (CME) Term Secured Overnight Financing Rate (SOFR) plus an applicable margin of 2.25%, 50 basis points lower than our previous term loan facility issued in May 2023. The Term Loan Facility amends and restates our previous term loan facility. The Term Loan Facility is issued at par, maintains the same maturity of May 30, 2030 as the previous term loan facility, and the majority is a cashless rollover from the previous term loan facility.

On November 1, 2023, we announced our selection of Syracuse, New York as the location for a new proposed advanced technology PCB manufacturing facility. We expect that the proposed facility will bring advanced technology capability for our domestic high-volume production of ultra-high-density interconnect (HDI) PCBs in support of national security requirements. We believe the planned investment aligns with New York State’s continuing focus on the region as a premier technology hub for U.S. electronics and the recent selection of Buffalo-Rochester-Syracuse (BRS) for the Federal Tech Hub designation. The project reflects our support for cultivating a stronger microelectronics ecosystem in New York and across the U.S. Aerospace and Defense industrial base. We have broken ground on the 24-acre property adjacent to our existing facility in Syracuse for the campus expansion and the site for the new facility, and we expect initial low rate production within 18 to 24 months. Phase one of the proposed project, including capital for campus-wide improvements is estimated to be $100.0 million to $130.0 million, and we expect to receive support in the form of grants, awards, and tax credits from both Federal and New York State sources of approximately $52.0 million in the aggregate, subject to certain requirements and contingencies, which would serve to offset the initial capital investment and lower operating expenses.

In addition, we also have plans to consolidate two smaller PCB facilities in Elizabeth City, North Carolina and Huntington, New York into existing facilities in order to improve efficiencies. This consolidation will occur over the next three quarters and is not expected to have a material impact on our results of operations, cash flows, or financial position.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 54% and 53% of our net sales for the quarter and three quarters ended September 30, 2024, respectively. Sales to our ten largest customers collectively accounted for 53% and 50% of our net sales for the quarter and three quarters ended October 2, 2023, respectively. We sell to OEMs both directly and indirectly through EMS providers.

The percentage of our net sales attributable to each of the principal end markets we served was as follows:

	Quarter Ended		Three Quarters Ended
	September 30, 2024	October 2, 2023	September 30, 2024	October 2, 2023
End Markets (1):
Aerospace and Defense	46%	45%	46%	45%
Automotive	14	15	14	16
Data Center Computing	19	17	20	13
Medical/Industrial/Instrumentation	14	16	14	17
Networking	7	7	6	9
Total	100%	100%	100%	100%

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

Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products. Shipping and handling fees and related freight costs and supplies associated with shipping products are also included as a component of cost of goods sold. Many factors affect our gross margin, including capacity utilization, product mix, production volume, supply chain costs, and yield.

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

RESULTS OF OPERATIONS

The relationship of various items to net sales in our consolidated condensed statements of operations was as follows:

	Quarter Ended		Three Quarters Ended
	September 30, 2024	October 2, 2023	September 30, 2024	October 2, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.9	80.2	80.4	82.1
Gross profit	21.1	19.8	19.6	17.9
Operating expenses:
Selling and marketing	3.2	3.3	3.4	3.5
General and administrative	6.9	6.8	7.0	6.7
Research and development	1.3	1.1	1.3	1.2
Amortization of definite-lived intangibles	1.1	2.0	1.6	2.2
Impairment of goodwill	—	7.7	—	2.7
Restructuring charges	0.3	0.7	0.3	1.1
Total operating expenses	12.8	21.6	13.6	17.4
Operating income (loss)	8.3	(1.8)	6.0	0.5
Other (expense) income:
Interest expense	(1.9)	(1.8)	(2.0)	(2.1)
Loss on extinguishment of debt	—	—	—	(0.1)
Gain on sale of subsidiary	—	—	—	0.1
Other, net	(2.3)	0.5	(0.1)	0.6
Total other expense, net	(4.2)	(1.3)	(2.1)	(1.5)
Income (loss) before income taxes	4.1	(3.1)	3.9	(1.0)
Income tax provision	(1.8)	(3.5)	(1.0)	(1.1)
Net income (loss)	2.3%	(6.6)%	2.9%	(2.1)%

The following discussion and analysis is for the quarter and three quarters ended September 30, 2024, compared to the quarter and three quarters ended October 2, 2023, unless otherwise stated.

Net Sales

Total net sales increased $43.9 million, or 7.7%, to $616.5 million for the third quarter of 2024 from $572.6 million for the third quarter of 2023. The increase in total net sales primarily resulted from an increase in net sales for the PCB reportable segment of $43.1 million, or 7.6%, to $606.8 million for the third quarter of 2024 from $563.7 million for the third quarter of 2023. The primary driver of this increase was demand growth in our aerospace and defense and data center computing end markets as well as demand recovery in our networking end market, partially offset by demand weakness in our medical, industrial, and instrumentation and automotive end markets. Net sales for the RF&S Components reportable segment increased $0.8 million, or 9.4%, to $9.7 million for the third quarter of 2024 from $8.9 million for the third quarter of 2023, which was primarily due to higher demand in our networking end market.

Total net sales increased $128.3 million, or 7.7%, to $1,791.8 million for the first three quarters of 2024 from $1,663.5 million for the first three quarters of 2023. This increase in total net sales primarily resulted from an increase in net sales for the PCB reportable segment of $130.4 million, or 8.0%, to $1,764.7 million for the first three quarters of 2024 from $1,634.3 million for the first three quarters of 2023. The primary driver of this increase was demand growth in our data center computing and aerospace and defense end markets, partially offset by demand weakness in our automotive, networking, and medical, industrial, and instrumentation end markets, and by the sale of our Shanghai backplane business in the first quarter of 2023, which had the effect of reducing $8.4 million of net sales when comparing the first three quarters of 2024 to the first three quarters of 2023. Net sales for the RF&S Components reportable segment decreased $2.2 million, or 7.4%, to $27.0 million for the first three quarters of 2024 from $29.2 million for the first three quarters of 2023, which was primarily due to lower demand in our networking end market.

Gross Margin

Overall gross margin increased to 21.1% for the third quarter of 2024 from 19.8% for the third quarter of 2023. The increase in overall gross margin was due to the increase in gross margin for the PCB reportable segment to 21.9% for the third quarter of 2024 from 21.1% for the third quarter of 2023. This increase was due to higher sales volume, particularly in the aerospace and defense and data center computing end markets, and improved operational execution. Gross margin for the RF&S Components reportable segment decreased to 50.4% for the third quarter of 2024 from 56.4% for the third quarter of 2023, primarily due to unfavorable product mix.

Overall gross margin increased to 19.6% for the first three quarters of 2024 from 17.9% for the first three quarters of 2023. The increase in overall gross margin was due to the increase in gross margin for the PCB reportable segment to 20.5% for the first three quarters of 2024 from 18.8% for the first three quarters of 2023. This increase was due to higher sales volume, particularly in the aerospace and defense and data center computing end markets, and improved operational execution. Gross margin for the RF&S Components reportable segment decreased to 49.3% for the first three quarters of 2024 from 54.3% for the first three quarters of 2023, primarily due to lower sales.

An important factor affecting gross margins is capacity utilization, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume PCB facilities in Asia, as a significant portion of our operating costs are fixed in nature. We believe that our North America utilization figures are not as meaningful as Asia because bottlenecks in these high mix low volume facilities tend to occur in areas outside of plating, which is the core process that we use for calculating utilization rates. Capacity utilization for the third quarter of 2024 in our Asia and North America PCB facilities was 60% and 35%, respectively, compared to 46% and 38%, respectively, for the third quarter of 2023. Capacity utilization for the first three quarters of 2024 in our Asia and North America PCB facilities was 59% and 37%, respectively, compared to 48% and 39%, respectively, for the first three quarters of 2023. The increase in capacity utilization in our Asia PCB facilities was due to continued strong data center demand.

Selling and Marketing Expenses

Selling and marketing expenses increased $1.2 million to $20.0 million, or 3.2% of net sales, for the third quarter of 2024 from $18.8 million, or 3.3% of net sales, for the third quarter of 2023. The increase in selling and marketing expenses was primarily due to higher labor costs and stock-based compensation. Selling and marketing expenses as a percentage of net sales decreased as a result of higher net sales.

Selling and marketing expenses increased $1.8 million to $60.1 million, or 3.4% of net sales, for the first three quarters of 2024 from $58.2 million, or 3.5% of net sales, for the first three quarters of 2023. The increase in selling and marketing expenses was primarily due to higher labor costs, stock-based compensation, and travel costs, partially offset by a decrease in commissions. Selling and marketing expenses as a percentage of net sales decreased as a result of higher net sales.

General and Administrative Expenses

General and administrative expenses increased $3.7 million to $42.6 million, or 6.9% of net sales, for the third quarter of 2024 from $38.9 million, or 6.8% of net sales, for the third quarter of 2023. The increase in general and administrative expenses was primarily due to increases in consulting expenses, labor costs, and stock-based compensation, partially offset by decreases in spending on supplies.

General and administrative expenses increased $13.0 million to $124.8 million, or 7.0% of net sales, for the first three quarters of 2024 from $111.8 million, or 6.7% of net sales, for the first three quarters of 2023. The increase in general and administrative expenses was primarily due to increases in consulting and legal expenses, labor costs, stock-based compensation, bad debt, incentive compensation, and the write down of our Hong Kong building of $6.1 million, partially offset by gains on the sale of assets primarily related to the sale of two buildings vacated by the closure of our Anaheim and Santa Clara plants of $14.4 million and decreases in spending on supplies.

Research and Development Expenses

Research and development expenses increased $1.9 million to $8.1 million, or 1.3% of net sales, for the third quarter of 2024 from $6.2 million, or 1.1% of net sales, for the third quarter of 2023. The increase in research and development expenses was primarily due to increases in labor costs and research and development projects.

Research and development expenses increased $4.2 million to $23.9 million, or 1.3% of net sales, for the first three quarters of 2024 from $19.7 million, or 1.2% of net sales, for the first three quarters of 2023. The increase in research and development expenses was primarily due to increases in labor costs and research and development projects.

Total Other Expense, Net

Total other expense, net increased $18.9 million to $25.9 million for the third quarter of 2024 from $7.1 million for the third quarter of 2023. During the third quarter of 2024, there was a $17.8 million foreign exchange loss, compared to a $0.9 million foreign exchange gain in the third quarter of 2023. We utilize the Chinese Renminbi (RMB) and Malaysian Ringgit (MYR) at our China and Malaysia facilities, respectively, for employee-related and other costs of running our operations in foreign countries. However, the current year impact was primarily driven by $14.3 million of unrealized foreign exchange losses from translation of our China and Malaysia balance sheets from local currency into the U.S. dollar functional currency, which experienced significant devaluation against the RMB and MYR during the third quarter of 2024 as compared to the third quarter of 2023. Interest expense increased $1.7 million in the third quarter of 2024 as compared to the same period of 2023, partially offset by a $1.0 million increase in interest income.

Total other expense, net increased $12.1 million to $37.4 million for the first three quarters of 2024 from $25.3 million for the first three quarters of 2023. This increase was primarily due to the foreign currency impacts discussed in the paragraph above, which resulted in a $12.9 million foreign currency loss in the first three quarters of 2024 ($12.0 million of which was unrealized) as compared to a $3.1 million foreign currency gain in the first three quarters of 2023 ($4.1 million of which was unrealized). Interest expense increased $1.6 million in the first three quarters of 2024 as compared to the same period of 2023, partially offset by a $4.3 million increase in interest income and government subsidies of $0.8 million.

Income Taxes

Income tax expense decreased $9.1 million to $10.7 million for the third quarter of 2024 from $19.8 million for the third quarter of 2023. The decrease in income tax expense was primarily due to a change in the mix of projected foreign and U.S. income resulting in a decrease in our effective tax rate. Such decrease was partially offset by the finalization of Hong Kong corporate income tax returns and the absence in the third quarter of 2024 of finalization of the U.S. income tax return.

Income tax expense stayed constant at $18.5 million for the first three quarters of 2024 compared to the first three quarters of 2023, but with changes in the components. The changes in income tax expense components for the first three quarters of 2024 was primarily due to a windfall tax benefit of the stock-based compensation releases and a net tax benefit of the finalization of China, Canada, and Hong Kong corporate income tax returns, which was offset by the absence of the release of uncertain tax position benefits and finalization of the U.S. income tax return that existed in the first three quarters of 2023.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of $40.4 million and $56.8 million as of September 30, 2024 and October 2, 2023, respectively.

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

Cash flow provided by operating activities during the first three quarters of 2024 was $150.8 million as compared to cash flow provided by operating activities of $139.8 million in the same period in 2023. The increase in cash flow was primarily due to an increase in net income of $87.2 million partially offset by an increased investment in working capital.

Net cash used in investing activities during the first three quarters of 2024 was $93.4 million, primarily resulting from the use of $129.7 million for purchases of property, plant and equipment and other assets. This is partially offset by the receipt of $29.6 million of proceeds from the sale of property, plant, and equipment and other assets primarily related to the sale of two buildings vacated by the closure of our Anaheim and Santa Clara plants and $6.7 million of proceeds from the sale of property associated with our Shanghai E‑MS subsidiary. Net cash used in investing activities was approximately $46.1 million for the first three quarters of 2023, primarily reflecting the use of $114.2 million for purchases of property, plant, and equipment and other assets, partially offset by the receipt of $61.8 million of proceeds from the sale of property associated with our Shanghai E‑MS subsidiary and $6.0 million of proceeds from the sale of our Shanghai Backplane Assembly subsidiary, net of cash disposed.

Net cash used in financing activities during the first three quarters of 2024 was $38.2 million reflecting the use of $34.5 million for repurchases of common stock, $8.7 million for the repayment of long-term debt borrowings, and $1.1 million for payment of debt issuance costs, partially offset by $6.1 million of proceeds from long-term debt borrowings related to the refinancing of our Term Loan Facility. Net cash used in financing activities during the first three quarters of 2023 was $87.9 million, primarily reflecting repayment of long-term debt borrowings of $291.5 million, repurchases of common stock of $14.6 million, refunding of customer deposits of $7.5 million, payment of debt issuance costs of $5.5 million, and payment of the original issue discount of $3.5 million, partially offset by the receipt of proceeds from long-term debt borrowing of $234.8 million.

As of September 30, 2024, we had cash and cash equivalents of $469.5 million, of which $189.0 million was held by our foreign subsidiaries, primarily in China. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax consequences not previously accrued for the repatriation of this cash.

Our total 2024 capital expenditures are expected to be in the range of $175.0 million to $195.0 million.

Share Repurchases

On May 3, 2023, our Board of Directors authorized a share repurchase program (2023 Repurchase Program) allowing us to repurchase up to $100.0 million of our common stock from time to time through May 3, 2025. We did not repurchase any shares of our common stock during the quarter ended September 30, 2024. During the three quarters ended September 30, 2024, we repurchased 2.0 million shares of our common stock for a total cost of $34.5 million (including commissions). As of September 30, 2024, the remaining amount in value available to be repurchased under the 2023 Repurchase Program was approximately $41.1 million.

Long-term Debt and Letters of Credit

As of September 30, 2024, we had $916.3 million of outstanding debt, net of discount and debt issuance costs, composed of $496.5 million of Senior Notes due March 2029, $339.8 million under the Term Loan Facility, and $80.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL).

Pursuant to the terms of the Senior Notes due March 2029 and Term Loan Facility, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments. Under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of September 30, 2024, we were in compliance with the covenants under the Senior Notes due March 2029, Term Loan Facility, and ABL Revolving Loans.

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

Supplier Finance Program Obligations

We have agreements with financial institutions to facilitate payments to certain suppliers. Under the terms of the agreements, we confirm the validity of each supplier invoice to the respective financial institution upon receipt. The supplier receives payment from the financial institution, and we pay the financial institution based on the terms negotiated, which generally range from 160 days to 360 days. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $18.3 million and $18.8 million as of September 30, 2024 and January 1, 2024, respectively.

Contractual Obligations and Commitments

As part of our on-going operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases. As of September 30, 2024, there were no material changes outside the ordinary course of business since January 1, 2024 to our contractual obligations and commitments and the related cash requirements except for future interest on debt obligations. Our projected aggregate future interest on debt obligations as of September 30, 2024 amounted to $243.8 million, which we expect to settle as follows: $49.7 million within 1 year, $98.6 million within 1-3 years, $80.1 million within 4-5 years, and $15.4 million after 5 years. For debt obligations based on variable rates, interest rates used are as of September 30, 2024.

Offset Agreements

We have and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from customers in foreign countries. As of September 30, 2024, we had outstanding offset agreements of approximately $27.3 million, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event we fail to perform in accordance with contract requirements. To date, we have not been obligated to pay any such penalties. For details about our offset agreements, see Part I, Item 1, Note 14, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements included in this Report.

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

At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of September 30, 2024, the fair value of the interest rate swap was recorded as a net liability in the amount of $0.6 million, of which $0.8 million is included as a component of prepaid expenses and other current assets and $1.4 million is included as a component of other long-term liabilities. As of January 1, 2024, the fair value of the interest rate swap was recorded as a net asset of $1.8 million, of which $3.3 million is included as a component of prepaid expenses and other current assets and $1.5 million is included as a component of other long-term liabilities. No ineffectiveness was recognized for the quarter and three quarters ended September 30, 2024. During the quarter and three quarters ended September 30, 2024, the interest rate swap decreased interest expense by $1.1 million and $3.5 million, respectively. During the quarter and three quarters ended October 2, 2023, the interest rate swap decreased interest expense by $1.1 million and $2.1 million, respectively.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of September 30, 2024, approximately 80.9% of our total debt was based on fixed rates. Based on our borrowings as of September 30, 2024, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $1.8 million.

Foreign Currency Exchange Rate Risks

In the normal course of business, we are exposed to risks associated with fluctuations in foreign currency exchange rates related to transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Most of our foreign operations have the U.S. Dollar as their functional currency. However, one of our China facilities utilizes the Renminbi (RMB), which results in recognition of translation adjustments included as a component of other comprehensive income (loss). Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases, and translation of balance sheet accounts denominated in foreign currencies. We do not engage in hedging to manage this foreign currency risk. However, we may consider the use of derivatives in the future. Our primary foreign exchange exposure is to the RMB and Malaysian Ringgit (MYR). In general, our Chinese customers pay us in RMB, which partially mitigates this foreign currency exchange risk.

Debt Instruments

The fiscal calendar maturities of our debt instruments through 2028 and thereafter were as follows:

	As of September 30, 2024
	Remaining 2024	2025	2026	2027	2028	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate (1)	$866	$3,465	$3,465	$4,331	$83,465	$330,908	$426,500	$427,799	6.92%
US$ Fixed Rate	—	—	—	—	—	500,000	500,000	474,415	4.00%
Total	$866	$3,465	$3,465	$4,331	$83,465	$830,908	$926,500	$902,214

(1)
Interest rate swap effectively fixed $250,000 of variable rate debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2024 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 3, 2023, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100.0 million of our outstanding shares of common stock through May 3, 2025. We did not repurchase any shares of our common stock during the quarter ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, our directors and/or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (Exchange Act)) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below.

Name and Title	Action	Adoption / Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold (3)	Expiration Date
Daniel L. Boehle (Executive Vice President and CFO)	Adoption	August 8, 2024	X		Indeterminable (4)	August 29, 2025
Thomas Clapprood (President, Radar Systems and Sensors Business Unit)	Adoption	August 30, 2024	X		Indeterminable (4)	November 28, 2025
Thomas T. Edman (CEO, President and Director)	Adoption	August 8, 2024	X		Indeterminable (4)	July 31, 2025
Robert Farrell (President, Communication and Computing Business Unit)	Adoption	August 30, 2024	X		Indeterminable (5)	November 28, 2025
Catherine A. Gridley (Executive Vice President and President, Aerospace & Defense Sector)	Adoption	August 14, 2024	X		Indeterminable (4)	July 31, 2025
Jeffrey S. Jankowsky (President, C4ISR + Space Business Unit)	Adoption	August 29, 2024	X		Up to 10,000	November 28, 2025
Jeffrey S. Jankowsky (President, C4ISR + Space Business Unit)	Adoption	August 29, 2024	X		Indeterminable (4)	July 31, 2025
Dale Knecht (Senior Vice President of Global Information Technology)	Adoption	August 14, 2024	X		Up to 39,098 (6)	July 31, 2025
Dale Knecht (Senior Vice President of Global Information Technology)	Adoption	August 14, 2024	X		Indeterminable (4)	July 31, 2025
Shawn Powers (Executive Vice President and Chief HR Officer)	Adoption	August 16, 2024	X		Up to 12,400	November 28, 2025

Name and Title	Action	Adoption / Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold (3)	Expiration Date
Shawn Powers (Executive Vice President and Chief HR Officer)	Adoption	August 16, 2024	X		Indeterminable (4)	July 31, 2025
Antonio J. Sanchez (Vice President and Corporate Controller)	Adoption	August 28, 2024	X		Up to 10,971 (7)	July 31, 2025
Douglas L. Soder (Executive Vice President and President, Commercial Sector)	Adoption	August 8, 2024	X		Up to 50,000	November 28, 2025
Douglas L. Soder (Executive Vice President and President, Commercial Sector)	Adoption	August 8, 2024	X		Indeterminable (4)	July 31, 2025
Philip Titterton (Executive Vice President and COO)	Adoption	August 8, 2024	X		Up to 73,815 (8)	July 31, 2025
Daniel J. Weber (Executive Vice President, Chief Legal Officer and Secretary)	Adoption	August 29, 2024	X		Indeterminable (4)	July 31, 2025

(1)
Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)
“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)
Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the trading plan.
(4)
Rule 10b5-1 trading arrangement that is intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from vesting of restricted stock units (RSUs) or performance-based restricted stock units (PRUs). The number of shares subject to covered RSUs or PSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is not currently determinable as the number will vary based on the market price of our common stock and the extent to which vesting conditions are satisfied. This sell-to-cover arrangement provides solely for the automatic sale of shares that would otherwise be issuable in respect of a covered RSU or PSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation.
(5)
Mr. Farrell’s trading plan provides for (i) sales of up to 1,660 shares of common stock that may be received upon the vesting of certain RSUs, and (ii) sales of a currently indeterminable number of shares of common stock to cover estimated tax withholding obligations and customary brokerage fees arising from vesting of certain other RSUs.
(6)
This trading plan for Mr. Knecht provides for sales of up to 39,098 shares of common stock that may be received upon the vesting of certain RSUs or PSUs, in each case, net of the number of shares sold pursuant to Mr. Knecht’s other trading plan concurrently adopted on August 14, 2024, as disclosed in the table, which other trading plan is intended to provide solely for “eligible sell-to-cover transactions” (as described above in Footnote 4).
(7)
Mr. Sanchez’s trading plan provides for sales of up to 10,971 shares of common stock that may be received upon the vesting of certain RSUs.
(8)
Mr. Titterton’s trading plan provides for sales of up to 73,815 shares of common stock that may be received upon the vesting of certain RSUs or PSUs.

Information Pursuant to Item 407(c)(3) of Regulation S-K

As previously disclosed, at the Company’s 2024 Annual Meeting the stockholders of the Company approved, among other things, amendments to the Company’s bylaws (Bylaw Amendments). Section 1.12 of the Bylaw Amendments contains multiple changes to the advance notice requirements that stockholders must adhere to in order to make director nominations, each of which is consistent with and intended to update the bylaws for the “universal proxy rules” adopted as Rule 14a-19 under the Exchange Act.

Specifically, these amendments (i) clarify that the bylaws do not preclude stockholders from using Rule 14a-19, (ii) require nominating stockholders to provide additional information about themselves and their proposed candidate pursuant to Section 1.12(c)(1)(F) of the Bylaw Amendments, (iii) require nominating stockholders to update and supplement the notice they provide to the Company with any changes or updates to the information provided in the initial notice, and (iv) require a nominating stockholder to represent whether they intend to solicit proxies under Rule 14a-19.

Item 6. Exhibits

Exhibit		Filed/Furnished	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

10.2	First Amendment, dated as of August 1, 2024, to that certain Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023, by and among TTM Technologies, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto		10-Q	000-31285	10.2	August 6, 2024

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q (Report) are not deemed filed with the Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: November 5, 2024	Thomas T. Edman
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Boehle

Dated: November 5, 2024	Daniel L. Boehle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)