Form 10-K
period 2024-12-30
TTM TECHNOLOGIES INC
filed 2025-02-21
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2024

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

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on July 1, 2024, the last business day of the most recently completed second fiscal quarter), was $1,918,589,626. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 14, 2025, there were outstanding 102,108,642 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement, or an amendment to this Report, will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Irvine, CA

TTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (Report) contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal” and other similar expressions. The forward-looking statements included in this Report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Report or future quarterly reports to stockholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this Report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in “Item 1A, Risk Factors”.

Unless otherwise indicated or unless the context requires otherwise, all references to time periods refer to our fiscal year, and all reference to “TTM,” “the Company,” “we,” “us,” “our,” and similar names refer to TTM Technologies, Inc. and its subsidiaries.

ITEM 1. BUSINESS

General

We are a leading global manufacturer of technology solutions, including mission systems, radio frequency (RF) components, RF microwave/microelectronic assemblies, and quick-turn and technologically advanced printed circuit boards (PCB). According to a December 2024 report by Prismark Partners, we are one of the largest PCB manufacturers in the world based on 2023 revenue. In 2024, we generated approximately $2.4 billion in net sales and ended the year with approximately 16,400 employees worldwide. We currently operate a total of 23 specialized facilities in North America and Asia. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering and manufacturing solution to our customers. This solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,400 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial and instrumentation, and networking. Our customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors, and government agencies (both domestic and allied foreign governments).

We report our worldwide operations based on two reportable segments: (1) PCB, which consists of 15 domestic system, subsystem, and PCB plants; four PCB fabrication plants in China; one in Malaysia; and one in Canada; and (2) RF and Specialty Components (RF&S Components), which consists of one domestic RF component plant and one RF component plant in China. Each segment operates predominantly in the same industries with facilities that produce customized products for our customers and use similar means of product distribution.

Additional information on our reportable segments and product information is contained in Part II, Item 8, Note 10, Segment Information, of the Notes to Consolidated Financial Statements.

Industry Overview

TTM provides a variety of hardware technology solutions, including completely designed and engineered systems, RF microwave/microelectronic assemblies, product lines of RF components, and technologically advanced PCBs.

TTM’s engineered systems are sold primarily to the aerospace and defense market, generally tier one subcontractors but also directly to government agencies (both domestic and allied foreign governments). Due, in part, to an increasing global threat environment, the President’s U.S. Department of Defense budget request grew by nearly $34 billion, or 4.2% over the two-year period, from the fiscal year 2023 actual to the fiscal year 2025 request according to the United States Department of Defense Fiscal Year 2025 Budget Request Overview Book. Additionally, due to modernization priorities, an increased proportion of defense budgets is geared towards defense electronics such as radar, communications, and surveillance. These are the key markets for our engineered systems products.

TTM’s RF microwave/microelectronic assemblies are also used in complete defense electronic systems and sold to tier one subcontractors. They benefit from increasing electronics content in defense programs as well as increased focus on solid-state active electronically scanned array (AESA) radar systems. Based on our internal market intelligence, we expect this market to grow faster than the overall defense market.

TTM also offers a variety of high-volume commercial RF components product lines. These components are utilized by TTM’s customers to achieve advance signal conditioning in transceiver applications for 5G and other communication systems. Examples of

RF components offered are: Hybrid and Directional Couplers, Baluns, Power Dividers, and RF Resistors. All of these products are highly engineered to meet the customers' critical high-performance and size requirements. The growth of the 5G transceiver market is expected to exceed overall telecommunications market growth over the next several years.

PCBs are manufactured in panels from sheets of laminated material. Each panel is typically subdivided into multiple PCBs, each consisting of a pattern of electrical circuitry etched from copper to provide an electrical connection between the components mounted to it. PCBs serve as the foundation for virtually all electronic products, including the electronic components integrated into automobiles, high-end commercial electronic equipment (such as medical equipment, data communications routers, switches, and servers), and aerospace and defense electronic systems.

Products designed to offer faster data transmission, thinner and more lightweight packaging, and reduced power consumption generally require increasingly complex PCBs to meet these criteria. By using advanced technology PCB product solutions such as High-Density Interconnect (HDI) and Substrate-like PCB (SLP) technologies, circuit densities can be increased, thereby providing for smaller products with higher packaging densities. Furthermore, rigid-flex circuits can be found in small and lightweight end products and other space-challenged electronics packaging applications across all end markets. Some PCB manufacturers also manufacture high-performance substrates that serve as the interconnect between integrated circuits (IC) and the PCB in many advanced electronic products serving a wide variety of end markets. Combined with the engineered systems and assemblies described earlier, we collectively refer to all of these technologies as “advanced technologies", and they generally have growth rates which are higher than conventional technologies. In addition, most of our markets have low volume requirements during the prototype stage that demand a highly flexible manufacturing environment which later transitions to a higher volume requirement during product ramp.

According to estimates in a December 2024 report by Prismark Partners, worldwide demand for PCBs was expected to be $73.6 billion for 2024. Of this worldwide demand for production in 2024, Prismark Partners reports that PCB production in the Americas accounted for approximately 5% (approximately $3.4 billion), PCB production in China accounted for approximately 56% (approximately $41.0 billion), and PCB production in the rest of the world accounted for approximately 39% (approximately $29.2 billion). According to the same report by Prismark Partners, worldwide demand for PCBs is forecast to grow at a 5.6% compound annual growth rate (CAGR) from 2023 to 2028 driven by recovery from the 2023 market downturn, continued expected growth in the data center and networking end markets from various demand sources including generative artificial intelligence (AI), and continued projected growth in the aerospace and defense end market from increasing defense growth. From a product standpoint, the fastest growth is expected to be in HDI, high layer count boards, and substrates.

Industry Trends

We believe that several trends impacting the advanced hardware technology design and manufacturing industry will benefit us in the future. These trends include:

Increasing complexity of electronic products, which requires technologically complex PCBs that can accommodate higher speeds and component densities, including high layer count, HDI, flexible, and substrate-like PCBs as well as intricately engineered RF components and subsystems and completely designed engineered systems.

Increasing domestic demand for microelectronics advanced packaging assembly, which utilizes HDI and substrate-like PCBs in their construction, to integrate chiplets into heterogeneous integrated packages – SIPs (system in package), utilizing both 2.5D and 3D construction with organic, silicon, and glass interposers.

Higher demand for reliable products manufactured in the U.S. and South East Asia, stemming from closer U.S. government oversight of sub‑tier supply chain materials and controls. In addition, trade tensions between the U.S. and China as well as the conflicts between Russia and Ukraine and other global conflicts have increased the importance of supply chain partners with strong domestic capabilities and manufacturing footprints.

Increasing use of hardware technology solutions in diverse end markets as advanced electronics enable new capabilities. Many end markets that TTM serves have generally seen or are otherwise seeing a renaissance of growth opportunities due to the implementation of sophisticated electronics. In the defense market, solid-state radar systems referred to as AESA are being adopted in key new defense programs, replacing legacy mechanical systems. Also, the proliferation of sensors, data, data processing, and communications within the operational environment is driving significant growth in sophisticated electronic components as well as integrated systems. In the medical end market, remote diagnostic systems and robotics are seeing increasing adoption. In data center computing and networking, investments in generative AI and advanced networking are leading to demand for more advanced PCBs, supporting an ever connected world. Finally, in the automotive market, an increasing trend toward sophisticated safety systems, automated driving, electric/hybrid vehicles, connectivity, and miniaturization of electronic devices is driving increasing electronic content and higher PCB usage in automobiles, particularly with regard to the increased demand for advanced technologies like HDI, and RF PCBs for radar and sensor applications.

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

Our Strategy

Our vision is to inspire innovation as a global preeminent technology solutions company. Our core strategy includes the following elements:

Provide differentiated capabilities by incorporating advanced design-to-specification engineering support, testing, components, and specialized assembly into the value-added solution provided to customers. With our acquisition of Anaren in 2018, we moved beyond build-to-print manufacturing and assembly capabilities to engage with customers in designing a more complete RF solution to meet their technology needs. As a result of the additional design capabilities that stemmed from the acquisition, we are more capable of providing cost-effective, ready for manufacture, enabling technologies to the customer. With our acquisition of Telephonics in 2022, we built on the Anaren acquisition to expand into integrated systems, and deepen our RF and radar related engagement with key aerospace and defense customers.

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

Drive operational efficiency and productivity. We are highly focused on improving our operational execution to increase efficiency, productivity, and yields. We strongly believe in the benefits of sharing best practices across our extensive manufacturing footprint and rely on stringent goals for throughput, quality, and customer satisfaction to measure our effectiveness. The fast-paced nature of our business requires a disciplined approach to manufacturing that is rooted in continuous improvement.

Accelerate customer, end market, and technology diversification through strategic mergers and acquisitions. We have a history of executing successful acquisitions that have been key to our growth and profitability. Historically, we focused on strategic opportunities that could facilitate our efforts to further diversify into other growing end markets. Now that we have a more diversified end market mix, our focus is to expand our presence in existing end markets, particularly aerospace and defense which has longer product and program life cycles. We will also look for strategic opportunities that further strengthen our leading-edge technology capabilities. For example, the acquisition of Anaren in 2018 added critical RF engineering, simulation, and integration capabilities, the acquisition of certain assets of i3 Electronics, Inc. (i3) in 2019 allowed us to broaden our technology portfolio for high mix, low volume advanced technology PCBs, and the subsequent acquisition of Telephonics in 2022 significantly expanded our aerospace and defense product offering vertically into highly engineered integrated mission system solutions and horizontally into surveillance and communications markets, while strengthening our position in radar systems.

Accelerate our expansion into growing markets using our advanced technology as a key point of differentiation. With rising requirements for faster data transmission, shrinking features (i.e., lightweight and thin), and lower power consumption, many PCB designs have migrated to more complex HDI PCBs from conventional multilayer PCB technologies. This trend began with PCBs used in portable devices such as smartphones and other mobile devices but has become an increasing trend in other end markets, such as automotive, data center computing, networking, medical, and aerospace and defense. As our customers consolidate their supply chains, our objective is to differentiate ourselves as a strategic supplier with the technology breadth to meet most, if not all, of our customers’ PCB and RF related requirements. In the defense industry, there is growing use of electronics, particularly RF/Microwave technologies to develop AESA radars and other integrated mission systems that demonstrate significant performance improvement over traditional systems.

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

Deliver consistently strong financial performance and execute on our balance sheet strategy. We aspire to deliver industry‑leading financial performance. We expect to achieve this by servicing our customers’ needs in higher-growth end markets in a cost‑efficient and effective manner. We believe that this strategy will allow us to generate strong cash flows, which we expect will provide us with the financial flexibility for continued investments for growth and return of capital to shareholders.

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

Products and Services

We offer a wide range of engineered systems, RF and microwave assemblies, HDI PCBs, flexible PCBs, rigid-flex PCBs, custom assemblies and system integration, IC substrates, passive RF components, advanced ceramic RF components, hi-reliability multi-chip modules, beamforming and switching networks, PCB products, RF components, and backplane/custom assembly solutions, including conventional PCBs. We also offer certain value-added services to support our customers’ needs. These include design‑for‑manufacturability (DFM), PCB layout design, simulation and testing services, and quick turnaround (QTA) production. For our RF subassemblies and components, we provide specialized assembly and RF testing to offer value-added solutions to our customers. By offering this wide range of engineered systems, RF components and subsystems, PCB products, and complementary value-added services, we aim to provide our customers with a “one-stop” manufacturing solution for their hardware technology and integration requirements. We believe this differentiates us from our competition and enhances our customer relationships. Below we describe our product lines in more detail.

Radar Systems

We provide a wide range of high-performing, lightweight, and cost-effective maritime surveillance and weather avoidance radar systems for fixed- and rotary-wing aircraft, Unmanned Aerial Vehicles (UAVs), and shipboard platforms to the U.S. government, tier one OEMs, and numerous international defense agencies. At this time, we are also the sole provider of the U.S. Navy’s AN/APS-153 multi-mode radar on the MH-60R helicopter, and the communications suite within the MH-60R/S multi-mission helicopters. Our maritime surveillance radars offer advanced features such as Ground Moving Target Indicator (GMTI), Synthetic Aperture Radar (SAR), Inverse Synthetic Aperture Radar (ISAR), Automatic Identification System (AIS), and weather avoidance. We are in the process of developing the next generation multi-mode maritime and overland surveillance AESA radar known as MOSAIC®.

Surveillance

We are a global leader in Identification Friend or Foe (IFF), Monopulse Secondary Surveillance Radars (MSSR), and Air Traffic Control (ATC) systems enabling military and civilian air traffic controllers to effectively identify aircraft and vehicles as friendly. We provide both equipment and supporting services required to safely and reliably control flight operations. These systems are used by the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, Federal Aviation Administration (FAA), North Atlantic Treaty Organization (NATO), and numerous international defense agencies including those of Japan and South Korea. These systems have been fielded globally in a wide range of ground, air, and sea-based applications.

Communications Systems

Our advanced wired and wireless communication systems provide the digital backbone for numerous defense and civil platforms worldwide, including fixed- and rotary-wing aircraft and ground control shelters. These systems are designed to meet stringent customer requirements to support adaptability to special missions and communications protocol requirements. Our vehicle-based intercommunications systems deliver traditional intercom system capabilities while incorporating software-defined features, including an open architecture for integration into vehicle C4 (command, control, communications, and computing) systems, networked communications gateways, and combat vehicles. Commercial audio products and headsets are utilized worldwide in a wide range of military and civilian applications, including audiometric testing. Our communications systems are fielded within the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, and numerous international defense agencies. These systems are also sold to aerospace manufacturers, commercial airlines, and audiometric original equipment manufacturers.

RF and Microwave Assemblies

We design, produce, and test specialized circuits and components used in radio frequency or microwave emission and collection applications. These products are typically used for radar, transmit/receive antennas and similar wireless applications. Markets for these products include defense, avionics, satellite, and commercial applications including telecommunications, networking, instrumentation, and automotive. The manufacture of these products requires advanced materials, equipment, and methods that are highly specialized and distinct from conventional printed circuit manufacturing techniques. We also offer specialized radio frequency assembly and test services. We have developed integrated solutions across our facilities and capabilities to provide sophisticated integrated electronics for numerous platforms, ranging from digital RF memory (DRFM) to frequency up/down converters (UDC) and channelized amplifiers for military and space applications.

Passive RF Components

Our line of products consists of off-the-shelf surface mount microwave components which provide passive microwave signal distribution functions. These products were developed to provide a lower-cost high-performance signal distribution component, which could be placed on standard printed circuit boards with automated production equipment. The primary applications of these products are currently in equipment for cellular base stations and in Wireless Local Area Network (WLAN), Bluetooth, and satellite television. In cellular base stations, our surface mount products are utilized in RF power amplifiers, and are also found in low-noise amplifiers, radios, and antennas. 5G advancements and the continued proliferation of wireless technology may create new applications for these products across other end markets.

Advanced Ceramic RF Components

Our ceramic offerings include standard and etched thick-film ceramic substrates. Etched thick-film ceramic circuits compete favorably with thin-film ceramic circuits in cost while providing comparable performance. These products are generally customer designed in close collaboration with our engineering staff to ensure the highest possible performance and manufacturability. These capabilities are aimed at high-performance applications in the medical, industrial, and defense markets.

Hi-Reliability Multi-Chip Modules

We offer custom hybrid and multi-chip modules, high-performance radiation-hardened and space-qualified microelectronics, and power management and control electronics utilizing traditional chip and wire 2D construction as well as 2.5/3DHI advanced packaging assembly.

Beamforming and Switching Networks

Our beamforming technologies are used in military and aerospace applications, offering a variety of active and passive high‑performance RF assemblies, including L-band/LEO and L- and S-band/GEO space beamformers, UHF thru Ka-band radar AESA RF networks, Butler matrices, multi-octave, and more.

Custom Designed Application Specific Integrated Circuits (ASICs)

Our Custom Integrated Circuits (CIC) group has designed nearly 400 mixed-signal custom ASICs for customers in the automotive, industrial, defense/avionics, and smart energy markets. The CIC organization works with our customers' technical teams, taking complete responsibility for the ASIC development process, from the initial ASIC specification definition through qualification and volume production, to meet the most stringent customer program requirements.

Conventional PCBs

A conventional PCB is made from a composite laminate that is metalized with a conductive material such as copper. The PCB is the basic platform used to interconnect components in most electronic products including computers, networking and communications equipment, high-end consumer electronics, automotive controls, commercial aerospace and defense systems, and medical and industrial equipment. Conventional PCBs can be classified as single-sided, double-sided, and multilayer boards.

We focus on higher layer count conventional PCBs. A multilayer PCB can accommodate more complex circuitry than a single‑sided or double-sided PCB and as such, requires more sophisticated production techniques. The number of layers comprising a PCB often increases with the complexity of the end product. For example, a simple consumer device such as a garage door controller may use a single-sided or double-sided PCB, while a high-end network router or computer server may use a PCB with 30 or more layers.

High-density interconnect or HDI PCBs

Our facilities in North America and Asia also produce HDI PCBs, which are PCBs with higher interconnect density per unit area requiring more sophisticated technology and manufacturing processes for their production than conventional PCB products. HDI PCBs are boards with high-density characteristics including micro-sized holes, or microvias (diameter at or less than 0.15 mm), and fine line circuitry (circuit line width and spacing at or less than 0.075 mm) and are fabricated with thin high-performance materials, thereby enabling more interconnection functions per unit area. HDI PCBs generally are manufactured using a sequential build-up process in which circuitry is formed in the PCB one layer at a time through successive drilling, plating, and lamination cycles. In general, a board’s complexity is a function of interconnect and circuit density, layer count, laminate material type, and surface finishes. As electronic devices have become smaller and more portable with higher functionality, demand for advanced HDI PCB products has increased dramatically. We define advanced HDI PCBs as those having more than one layer of microvia interconnection structure.

Substrate-like PCBs or SLPs

SLPs represent the next evolution of high-end HDI PCBs. SLPs are PCBs with even higher interconnect density per unit area than the traditional advanced HDI PCBs described above requiring an even more sophisticated manufacturing technology adapted from IC substrate fabrication with enhancements to the subtractive and additive techniques of traditional PCBs. This enables fine line circuitry (circuit line width and spacing at or less than 0.03 mm). Demand for this type of high-density circuit is continuing to penetrate the markets of more traditional PCBs. In addition, we now offer an alternative approach to building SLP technology in the United States for lower volume, higher mix commercial and aerospace and defense applications.

Flexible PCBs

Flexible PCBs are printed circuits produced on flexible films, allowing them to be folded or bent to fit the available space or allowing for application movement. We manufacture circuits on flexible substrates that can be installed in three-dimensional applications for electronic packaging systems. Use of flexible circuitry can enable improved reliability and electrical performance, reduced weight and reduced assembly costs when compared with traditional wire harness or ribbon cable packaging. Flexible PCBs can provide for flexible electronic connectivity of an electrical device’s apparatus such as printer heads, cameras, televisions, mobile handsets, and tablets. For some of our flexible PCB customers, we also assemble components onto the flexible PCBs we manufacture.

Rigid-flex PCBs

Rigid-flex circuitry provides a simple means to integrate multiple PCB assemblies and other elements such as display, input, or storage devices without wires, cables, or connectors, replacing them with thin, light composites that integrate wiring in ultra-thin, flexible ribbons between rigid sections. In rigid-flex packaging, a flexible circuit substrate provides a backbone of wiring with rigid multilayer circuit sections built up as modules where needed.

Since the ribbons can be bent or folded, rigid-flex provides a means to compactly package electronics in three dimensions with dynamic or static bending functions as required, enabling miniaturization, and thinness of product design. The simplicity of rigid-flex integration also generally reduces the number of parts and interconnections required, which can improve reliability.

Rigid-flex technology is essential to a broad range of applications including aerospace and defense, industrial, and transportation systems requiring high reliability; hand-held and wearable electronics, such as video cameras and music players, where thinness and mechanical articulation are essential; and ultra-miniaturized products such as headsets, medical implants, and semiconductor packaging where size and reliability are paramount.

Custom assemblies

Our assembly facilities produce custom electronic assemblies. Custom electronic assemblies refers to a variety of PCB assemblies such as backplane and mid-plane assemblies, flexible and rigid-flex assemblies, and RF assemblies. Each of these assemblies involves mounting electronic components to a printed circuit board and then testing the assembly for electrical continuity.

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

Quick turnaround services

We refer to our rapid delivery services as QTA because we provide custom-fabricated PCBs to our customers within as little as 24 hours to ten days. As a result of our ability to rapidly and reliably respond to the critical time requirements of our customers, we generally receive premium pricing for our QTA services as compared to standard lead time prices.

•
Prototype production. In the design, testing, and launch phase of a new electronic product, our customers typically require limited quantities of PCBs in a very short period of time. We satisfy this need by manufacturing prototype PCBs in small quantities, with delivery times ranging from as little as 24 hours to ten days.
•
Ramp-to-volume production. After a product has successfully completed the prototype phase, our customers introduce the product to the market and require larger quantities of PCBs in a short period of time. This transition stage between low‑volume prototype production and volume production is known as ramp-to-volume. Our ramp-to-volume services typically include manufacturing up to several hundred PCBs per order with delivery times ranging from five to 15 days.

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
•
Blind and buried vias. Vias are drilled holes that provide electrical connectivity between layers of circuitry in a PCB. Blind vias connect the surface layer of the PCB to an internal layer and terminate at the internal layer. Buried vias are holes that do not reach either surface of the PCB but allow inner layers to be interconnected. Products with blind and buried vias can be made thinner, smaller, lighter, and with higher component density and more functionality than products with traditional vias.
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
•
High aspect ratios. The aspect ratio is the ratio between the thickness of the PCB and the diameter of a drilled hole. As the aspect ratio increases, it becomes increasingly difficult to consistently and reliably form, electroplate, and finish all the holes on a PCB. In production, we are able to provide aspect ratios of up to 30:1.
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

•
Advanced materials. We manufacture circuit boards using a wide variety of advanced dielectric materials. These high‑performance materials offer electrical, thermal, and long-term reliability advantages over conventional materials but are more difficult to manufacture. We are certified by Underwriters Laboratories to manufacture PCBs using many types and combinations of these specialty materials. This broad offering allows us to manufacture PCBs for a wide array of end‑use applications, including highly complex PCBs for niche and high-end commercial and aerospace and defense markets.
•
Quick-turn manufacturing. In addition, in circumstances where our customers require time critical engineering and manufacturing services, we are able to react to our customers’ needs with our quick-turn manufacturing capabilities.

Our Integrated Electronics manufacturing organization principally designs and manufactures state-of-the-art microwave-based hardware for use in advanced radar systems, advanced jamming systems, missiles, and decoys, electronic surveillance systems, and satellite and ground-based communication systems. Several core manufacturing technology areas include:

•
Electronic Systems Integration. Assembly and Testing of Radar, Surveillance and Communications Systems, which are composed of Low/High Power, High Reliability modules that interconnect via cables and harnesses, Circuit cards, Flexprint assemblies, backplanes, Illuminated Panels for the purpose of IFF, Intercommunications, and Maritime/Overland surveillance. Material is stored using automated retrieval and storage systems. Product is built using both manual and robotic processes including automation for Conformal Coating of CCA’s. Product is tested using Functional Acceptance Testing of Hardware and Software using both Commercial and designed equipment; Environmental Thermal and Stress Screening using both Conventional and Highly Accelerated chambers with profiles typically +70°C/-55°C; Vibration at X/Y/Z axis, DITMCO and Cirrus Chassis Harness Point-to-Point Validation; and Spectrum/Teredyne Functional Circuit card and Module test sets.
•
Microwave Assembly Technology. Our Microwave product capabilities include simple isolator components for large scale phased array radars to very complex highly integrated Electronic Warfare Line Replaceable Units. All products are designed internally to customer specifications using the latest versions of microwave design and simulation software, coupled with an extensive internal design library. Our radar beamforming solutions are realized through internal design, manufacturing, and highly automated test processes for circulators, RF distribution, and manifold assemblies. Automated pick-and-place, surface mount reflow, fully automated visual inspection, and automated test stands ensure highly repeatable integrated microwave assembly performance. Our environmental lab test capability is used for product qualification and Highly Accelerated Life Testing when required.
•
Microelectronics Module Technology. Analog and mixed-signal multi-chip modules (also known as hybrid integrated circuits) are assembled in our Microelectronics Center of Excellence, which is certified to MIL-PRF-38534 and -38535 Class H and Class K for high reliability ground, airborne, and space applications. We continue to invest in state-of-the-art equipment for precision microelectronic assembly processes including custom ceramic substrate manufacturing, eutectic die attach, precision flip chip die attach, underfill, automated epoxy dispense, wire bonding, lid attach, and lead forming. Our packaging technology serves traditional chip and wire 2D construction as well as 2.5/3DHI advanced packaging assembly. All modules are electrically tested for performance and subjected to environmental testing as required.
•
Ceramic Technology. We believe Low Temperature Co-fired Ceramic (LTCC) circuits are well-suited for high‑performance RF packages for multi-function applications such as transmit-receive modules or other RF integrated modules. We have developed proprietary processes to allow for the use of less expensive conductors (silver vs. traditional gold) in the LTCC product thus providing significantly lower-cost options to our customers. We have also developed a proprietary etched thick-film process resulting in thin film performance at a much-reduced cost. We recently deployed customized equipment to support automated test, visual and electrical inspection, and final tape-and-reel for ceramic resistor products significantly reducing cost and enhancing product quality.

Customers and Markets

Our customers include end-users, OEMs, EMS providers, ODMs, and distributors that primarily serve the aerospace and defense, automotive, data center computing, medical/industrial/instrumentation, and networking end markets of the electronics industry. Included in the end markets that our OEM and EMS customers serve is the U.S. federal government. As a result, we are a supplier, primarily as a subcontractor, to the U.S. federal government. In addition, we also sell directly to government agencies (both domestic and allied foreign governments).

See table in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for the percentage of our net sales in each of the principal end markets we serve.

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

Our sales and marketing strategy focuses on building long-term relationships with our customers’ engineering and new product introduction personnel early in the product development phase, frequently through strategic account management teams. Traditional build-to-print opportunities involve TTM engineering providing design for manufacture reviews and making recommendations for both manufacturability and cost reductions without impacting specifications. Prototype builds to verify design ensue, along with the early stages of production. As the product then matures from the prototype stage to volume production, we shift our focus to the customers’ procurement departments in order to capture sales at each point in the product’s life cycle. Our design-to-specification capabilities allow us to engage at the onset in the engineering cycle at critical aerospace and defense customers as they begin the process of specifying system requirements. At that stage, we support our customers by designing a solution as well as providing early prototyping and test support for that solution. We will then work to meet the ramp-to-volume production requirements of our customers. Building upon this strategy and moving further vertically along the customer value chain, we also design and manufacture highly-engineered integrated mission systems for aerospace and defense applications.

Our staff of engineers, sales support personnel, and managers assist our sales representatives in advising customers with respect to manufacturing feasibility, design review, and technological capabilities through direct communication and visits. We combine our sales efforts with customer service personnel at each facility to better serve our customers. Each large customer is typically assigned an account manager to coordinate all of the Company’s services across all of our facilities. Additionally, the largest and most strategic customers are also supported by select program management and engineering teams. Our global sales force is comprised of direct sales personnel, complemented by commission-based independent representatives, and supports customers throughout North America, Europe, Asia, and the Middle East.

Our North America footprint includes facilities from our PCB and RF&S Components reportable segments with 16 PCB fabrication and engineered system plants located in California, Colorado, Connecticut, New Hampshire, New York, Ohio, Oregon, Utah, Virginia, Wisconsin, and Ontario, Canada; and one RF component plant located in New York.

Our Asia footprint includes facilities from our PCB and RF&S Components reportable segments. We have five PCB fabrication plants located in Huiyang, Dongguan, Guangzhou, and Zhongshan, China and Penang, Malaysia; and one RF component plant located in Suzhou, China.

On November 1, 2023, we announced our selection of Syracuse, New York as the location for a proposed advanced technology PCB manufacturing facility. In the third quarter of 2024, we broke ground and started construction on the 24-acre property adjacent to our existing facility in Syracuse for the campus expansion and the site for the new facility, and we expect to commence initial low rate production in 2026.

For certain risks attendant to our foreign operations, see Item 1A, Risk Factors.

Suppliers

The supply chain for our different product areas is meaningfully diverse. For PCBs, primary raw materials are copper clad laminates and chemicals, while for engineered systems and RF components and subsystems, primary raw materials are components such as circuit card assemblies, PCBs, semiconductors, and connectors.

The primary raw materials we use in PCB manufacturing include copper clad laminate, chemical solutions such as copper and gold for plating operations, photographic film, carbide drill bits, and plastic for testing fixtures. Although we have preferred suppliers for some raw materials used in the manufacture of PCBs, most of our raw materials are generally readily available in the open market from numerous other potential suppliers.

The primary raw materials we use in engineered systems, RF components, RF subsystems, backplane assemblies, and other PCB assemblies are manufactured components such as PCBs, ceramic and ferrite substrates, connectors, capacitors, resistors, diodes, and integrated circuits, many of which are custom made and controlled by our customers’ approved vendors. The more complicated RF subsystems may require us to purchase integrated subassemblies and super-components such as RF oscillators, frequency converters, power supplies, and microprocessors. These components for backplane assemblies and other PCB assemblies in some cases have limited or sole sources of supply. For example, in some instances, our customers will require use of a specific component from a particular supplier or require use of a component provided by the customer itself, in which case we may have a single or limited number of suppliers for these specific components. The backplane assemblies, PCB assemblies, and precision metal fabricated chassis and enclosures which we produce are often incorporated into a fully integrated and tested system delivered to our customer. These products often incorporate procured power, thermal, interconnect, and mechanical components sourced from either customer directed or our selected suppliers.

Radar, Communication, and Surveillance systems use highly sophisticated electronic subassemblies including Transmitter and Receiver CCA’s/Modules, Traveling Wave Tube Assemblies, Exciters, Wave Form Generators, and Frequency Generators. Many of these systems also require the acquisition of RF antenna arrays, illuminated panel subassemblies, inertial navigation/GPS subassemblies from OEMs or parts specifically designed for certain applications. The material for these systems come from a variety of sources, including OEMs and Contract Manufacturers, and are often defined by the end customer.

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

Competition

For PCBs, our competitors are mostly based in China and Taiwan. For engineered products such as RF subassemblies and systems, we compete with a different set of competitors largely based in the U.S. and Europe. The PCB industry remains fragmented and characterized by intense competition. There are several competitive factors our customers consider when choosing their supplier including, but not limited to, technical capabilities, pricing, service, support, reliability, quality, and location. Our principal PCB and substrate competitors include AT&S (Austria Technologie & Systemtechnik Aktiengesellschaft), Chin-Poon Industrial Co., Ltd., Founder PCB, Gold Circuit Electronics Ltd., ISU Petasys Co., Ltd., Sanmina Corporation, Shennan Circuits Co., Ltd., Suzhou Dongshan Precision Manufacturing Co., Ltd., Tripod Technology Corporation, Unimicron Technology Corporation, Victory Giant Technology, WUS Printed Circuit Co., Ltd., and Zhen Ding Technology Holding Ltd. Our competition for RF products and engineered systems include BAE Systems plc, Honeywell, Crane Aerospace & Electronics, Elta Systems Ltd., Hensoldt AG, Mercury Systems, Inc., RN2 Technologies Co., Selex ES (subsidiary of Leonardo S.p.A.), Smiths Group plc, and Thales Group.

We believe that our key competitive strengths include:

Leading global technology solutions manufacturer. We are one of the largest technology solutions manufacturers in North America, one of the largest suppliers to the aerospace and defense industry and have a global sales and manufacturing presence. Historically, we have focused on manufacturing PCBs, but we have been moving further up our customers’ value chain by also designing and manufacturing RF subassemblies and engineered systems. According to a December 2024 report by Prismark Partners, we are one of the largest and most diversified PCB manufacturers in the world based on 2023 revenues, and we enjoy significant economies of scale, with net sales of approximately $2.4 billion for fiscal year 2024. This scale has helped us invest both organically and inorganically to provide more technology and manufacturing solutions to our customers. The PCB industry is highly fragmented with the top 40 PCB providers comprising approximately 80% of market share based on 2023 revenue, according to Prismark Partners. As our customers consolidate their supply base, we offer the technology breadth and scale to emerge as a preferred partner.

Breadth of technology and products. We offer a wide range of engineered systems, passive RF components, advanced ceramic RF components, hi-reliability multi-chip modules, beamforming and switching networks, IC substrates, and PCB and RF products, including HDI and Ultra-HDI PCBs, conventional PCBs, flexible PCBs, rigid-flex PCBs, and custom assemblies. We also offer certain value-added services to support our customers’ needs. These include RF design-to-specification capability, DFM, PCB layout design, simulation and testing services, and QTA services. By providing these value-added services to customers, we are capable of providing our customers with a “one-stop” technology solution, which we believe enhances our relationships with our customers.

Diversified business model. Our sales are diversified by a well-balanced portfolio of end markets that we serve and by the customers we sell to within those end markets. This diversity reduces our exposure to, and reliance on, any single end market or customer. We enjoy a large and diverse customer base with over 1,400 customers, as well as long-term relationships in excess of ten years with our ten largest customers.

Focused on attractive end markets with a favorable growth outlook and dependence on sophisticated product capabilities. We believe that our global manufacturing footprint and breadth of capabilities enables us to serve multiple key end markets for our technology solutions. The aerospace & defense industry in particular provides an opportunity for us as we combine our traditional market strength in core PCB technology with the advanced technologies, RF capabilities and engineered systems we offer for growing requirements in both traditional and AESA radar systems for defense applications.

One-stop solution for customers. We are capable of providing a one-stop design, manufacturing, and test solution to our customers with design services, engineering support, and prototype development through final volume production around the globe. This one-stop solution allows us to better serve our customers, many of whom are based in time-critical high growth markets, enabling our customers to reduce the time required to develop new products and bring them to market. We utilize a facility specialization strategy in which each customer is directed to the facility best suited to the customer’s product type, delivery time, complexity, and volume needs. This enables us to reduce the time from order placement to delivery. As our commercial customers ramp to volume, we are positioned to transition them to one of our volume facilities in China or Malaysia.

Leading aerospace and defense supplier. We have passed OEM and government certification processes, and the administrative requirements associated with participation in government and commercial aerospace programs. When supplying various departments and agencies of the U.S. government, we are required to maintain facility security clearances under the National Industrial Security Program Operating Manual (NISPOM) and International Traffic in Arms Regulations (ITAR). Along with supply of traditional and RF PCBs, we offer a variety of RF components and subassemblies, engineered systems, as well as our engineering services and assembly capabilities which allow us to bring additional value to our customers.

Seasonality

We tend to experience modest seasonal softness in the first and third quarters due to holidays and vacation periods in China and North America, respectively, which limit production leading to stronger revenue levels in the second and fourth quarters.

Intellectual Property

Our intellectual property strategy remains deliberate and aimed at protecting the innovations critical to TTM’s business and the success of our customers. We now have a total of approximately one hundred fifty-four (154) patents, with approximately thirty-three (33) pending patent applications. These patents are derived from internal research and development as well as a number of intellectual property portfolio acquisitions beginning in 2018. Our PCB business depends on the effectiveness of our fabrication techniques, proprietary PCB structures, and our ability to continually improve our manufacturing processes. We rely on the collective experience of our employees in the manufacturing process to ensure that we continuously evaluate and adopt new technologies available within our industry. In addition, we depend on robust training, recruiting, and retention of our employees, who are required to be knowledgeable in the operation of advanced equipment and complicated manufacturing processes. In regard to our RF products, the vast majority are proprietary and protected or covered by approximately forty-five (45) patents and three (3) currently pending patent applications directed towards products for both the wireless infrastructure and aerospace and defense markets.

National Security Matters

A portion of our business consists of manufacturing defense and defense-related items for various departments and agencies of the U.S. government, including the U.S. Department of Defense (DoD), which requires that we maintain facility security clearances under the NISPOM. The NISPOM requires that a corporation with significant foreign ownership maintaining a facility security clearance take steps to prevent foreign ownership, control, or influence (FOCI). In February of 2023, our Board of Directors passed a Special Board Resolution (SBR), replacing the Special Security Agreement (SSA) that we entered into with the Defense Counterintelligence and Security Agency (DCSA) in 2010. The replacement of the SSA with the SBR is a result of the significantly reduced foreign ownership of TTM. DCSA accepted the SBR and the effective date of the SBR was February 2, 2023. The SBR codifies the maintenance of the Government Security Committee of the Board to oversee our compliance and cybersecurity efforts and to put into place best practices in our facilities in the U.S. and overseas to ensure that we maintain robust security practices and policies as we serve the interests of our customers in the Aerospace and Defense market. The Government Security Committee of our Board of Directors consists of at least three Board members that hold a National Security Clearance. The DCSA will continue to review TTM’s compliance with the terms of the SBR annually at each of TTM’s sites which operate under a U.S. DoD security clearance. In addition, all of TTM’s Board is currently comprised of U.S. citizens and per the terms of the SBR, in the future, no foreign citizen will be allowed to sit on TTM’s Board.

Other Governmental Regulations

Our operations, particularly those in North America, are subject to a broad range of regulatory requirements relating to export control, environmental compliance, waste management, and health and safety matters. In particular, we are subject to the following:

•
U.S. Department of State regulations, including the Arms Export Control Act (AECA) and ITAR located at 22 Code of Federal Regulations (CFR) Parts 120-130;
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

•
Securities and Exchange Commission (SEC) rules that require reporting of the use of certain metals (conflict minerals) originating in the Democratic Republic of the Congo and the countries adjacent to it pursuant to Section 1502 of the Dodd‑Frank Act; and
•
reporting requirements of the California Transparency in Supply Chains Act of 2010 that requires reporting on efforts to eradicate slavery and human trafficking in retailers’ and manufacturers’ supply chains.

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
•
Mission – Provide customers with market leading, differentiated solutions, and an extraordinary customer experience.
•
The “TTM Values” that apply to all employees are: Integrity, Teamwork, Clear Communication, and Performance Excellence.
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

In 2021, the TTM Board of Directors established the TTM Chair for Community Service Award to recognize one outstanding team for their contributions to the local community during that year. We host the winning external organization along with TTM employees and executive leaders in an annual awards ceremony. In 2024, we honored the Zhongshan Charity Federation and contributed a Renminbi (RMB) 148,000 (approximately $20,000) check to Qizhi Special Education Project in January 2025. This project will mainly focus on improving the teaching facilities and environment at the Qizhi Training Center, enhancing teaching quality, enriching course content, and providing higher quality and comprehensive educational resources for special needs children.

Talent Acquisition. Our vision is to provide exceptional talent acquisition, recognized for our commitment to engaging with and building robust talent sources, the optimized use of technology, and a compelling employment brand. We aspire to create a seamless and candidate-centric experience that not only meets the needs of TTM globally, but also ensures a positive and engaging journey. By continually refining our approach and embracing innovative solutions, we aim to build a workforce that drives the company's success and fosters a culture of growth and opportunity.

Talent Development. Talent development is a collective and continuous effort of all of our people managers. We engage in regular talent reviews to calibrate on performance, potential, development gaps and progress, and to evaluate the depth and strength of our integrated succession plans. Our approach to learning is a continuous one, regardless of experience level or tenure. We provide leadership development programs with individually tailored development plans anchored in dedicated coaching and select internal mentors. To ensure focus on individual development for growth and readiness for career opportunities, we track the completion of development plans of our employees in management, technical, and professional career tracks, with over 91% documented plans in 2024. We provide recurring instructor-led, blended learning, online courses, and development programs for different stages of leadership including new people leaders through more senior leaders. Additionally, we extend competency-based training, sponsor job rotations, and form project teams comprised of emerging talent. We provide tuition reimbursement assistance, as well as a monthly stipend to engineers to pay down student debt. Our global learning management system houses extensive internal content as well as select external materials for all to access.

Inclusion. Recognizing and respecting our global presence, we strive to build and maintain a workforce that is diverse in talents and experiences as we promote an inclusive culture that reflects the communities that we reside in and serve. As part of our efforts, TTM’s Inclusion Council works collaboratively across the organization to drive our culture and support key corporate wide initiatives. We have expanded and continue to develop our existing policies and training to address harassment, bullying, and the elimination of bias in the workplace to curb discrimination in all forms. Our focus on inclusion is aimed at helping managers and employees contribute and collaborate in team environments where respect is essential and everyone is encouraged to participate. Finally, our global efforts at building inclusive teams comes to life through our annual art contest where employees (and family members) express themselves through art displays what inclusion and diversity means to them.

Employee Engagement & Turnover. We periodically survey our employees and benefit from favorable participation rates to identify and act on specific opportunities to enhance our work environment, improve communications, and strengthen the connection between supervisors and employees. In 2024, we deployed a full-scale engagement survey on 14 engagement drivers with 97% participation rate globally. TTM’s overall engagement survey results indicated High Performing (compared to benchmark) in 13 of the 14 drivers, with Culture and Inclusion registering the highest scores. From our initial survey in 2022, these results showed improvement in many areas to include our promoter score. The voice of our employees provides valuable insights on how we invest in people and prioritize specific actions and programs to attract and retain talent. We have shared the results with our employees and gathered additional insights before completing detailed action plans covering every manufacturing plant and corporate function in 2025.

To further gauge talent attraction and the onboarding experience, we utilize a new hire survey to gather insight into our employee’s experience from the moment they first interact with TTM as a candidate to settling into their first couple of months in their new role. Completing the employee life cycle, we implemented an exit survey to gather feedback from employees leaving TTM.

Our two regional change agent networks (Asia and North America) exist to improve communications from the factory and office floor up to the senior management team. We select several employees within each site who are respected, influential, and representative of the employee base to serve as change agents. This network discusses and then communicates the key initiatives within the sites in addition to raising employee concerns. Additionally, these teams prioritize site initiatives around community activities, site improvement projects, recognition programs, and new communication methods.

We review employee turnover rates paying particular attention to supervisor and technical retention. We believe the emphasis we place on selecting, training, and coaching supervisors positively impacts their ability to lead people. Our leadership principles of results, communications, collaboration, and career development are designed to improve the employee experience and strengthen working relationships. Through internal surveys, it is clear our employees value their relationships with their supervisors, career opportunities, and the corporate culture.

Compensation and Benefits. We strive to align our compensation and benefit programs with ever changing market conditions. We are committed to reviewing our programs annually and recommend changes to improve our market competitiveness and ability to attract and retain our talent. In 2024, we continued to enhance and mature our global job infrastructure that we developed in 2022. Our goal of this global framework is to invest in our employees’ total cash compensation for competitive reasons while outlining career tracks and levels to provide development opportunities. Our people leaders are dedicated to engaging with their employees to explain the career framework, their compensation, and potential for future jobs. We have seen the positive impact of the adjustments we made to base salaries and incentive compensation coupled with the conversations on career opportunities from managers. We believe other benefits of this structure are as follows:

•
Globally integrated job architecture that is adaptable for future acquisitions,
•
Market competitive guidelines for attracting, retaining, and rewarding our employees; implemented a progressive pay structure to support our Operator Advancement program.
•
An improved ability to recruit and hire North America talent through enhanced recruitment advertising strategies. As a result, our applicant flow has continued to increase from 2023.
•
A disciplined annual salary review and incentive program, which rewards for both business and/or individual performance.
•
A global 90-Day New Hire Review was introduced for entry level manufacturing operators to improve first year retention and enhance employee experience.

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

Employee Data

As of December 30, 2024, we had approximately 16,400 employees. Our employees were distributed by function approximately as follows: 13,100 in manufacturing positions, 1,800 in engineering or technician positions, 500 in sales and marketing positions, and 1,000 in professional, managerial, or other administrative positions. Of our 5,800 U.S. employees, 50 are represented by unions. In China, approximately 8,500 employees are members of the All-China Federation of Trade Unions and accordingly are considered to be represented by a labor union. We believe that our relations with both our union and non-union employees are satisfactory.

Availability of Reports Filed with the Securities and Exchange Commission

We are a Delaware corporation founded in 1998, with our principal executive offices located at 200 East Sandpointe, Suite 400, Santa Ana, CA 92707. Our telephone number is (714) 327-3000. Our website address is www.ttm.com. We routinely post important information for investors on our website in the “Investor Relations” section. We use this website as a means of disclosing material information in compliance with our disclosure obligations under Regulation Fair Disclosure (FD). Accordingly, investors should monitor the “Investor Relations” section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations, and webcasts. Information included on our websites is not incorporated into this Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our website at https://investors.ttm.com/, as soon as reasonably practicable after they are filed with or furnished electronically to the SEC. Our SEC filings are also available to the public at www.sec.gov. Copies are also available without charge by (1) telephonic request by calling our Investor Relations Department at (714) 327-3000; (2) e-mail request to investor@ttmtech.com; or (3) a written request to TTM Technologies, Inc., Attention: Investor Relations, 200 East Sandpointe, Suite 400, Santa Ana, CA 92707.

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
•
Uncertainty, volatility, and adverse changes in the global economy and financial markets could have an adverse impact on our business and operating results.
•
We are subject to the risks characteristic of international operations, including tariffs.
•
We are subject to risks of currency fluctuations.
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
•
We may be unable to maintain satisfactory capacity utilization rates.
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
•
Competition in the printed circuit boards (PCB) market is intense, and we could lose market share, or our profit margins may decrease, if we are unable to maintain our current competitive position in end markets.
•
We may not be able to compete effectively if we are unable to adapt our design and production processes when needed.
•
Products we manufacture may contain design or manufacturing defects.
•
Damage to any of our manufacturing facilities could materially adversely affect our business.
•
The prominence of electronic manufacturing services (EMS) companies as our customers could reduce our gross margins, potential sales, and customers.
•
The worldwide electronics industry is intensely competitive and volatile.
•
We serve customers and have manufacturing facilities throughout the world and are subject to risks caused by local and global pandemics and other similar risks.
•
We may encounter risks associated with potential divestitures of assets and acquisitions of other businesses.
•
We are exposed to the credit risk of our customers and to credit exposures in weakened markets.
•
We are subject to risks from rising labor costs and labor shortages, employee strikes, and other labor-related disruptions.
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
•
We have substantial outstanding indebtedness, which could adversely impact our liquidity, our flexibility in obtaining additional financing, and our ability to fulfill our debt obligations.
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
•
Our international sales are subject to laws and regulations relating to corrupt practices, trade and export controls, and economic sanctions. Any non-compliance could have a material adverse effect on our business.
•
Outages, computer viruses, cyber-attacks and cybersecurity incidents, and similar events could materially disrupt our operations.
•
Privacy, information security, and data protection laws, rules, and regulations could affect or limit how we collect and use personal information, increase our costs, and adversely affect our business opportunities.
•
Issues arising during the upgrade of our enterprise resource planning (ERP) system could affect our operating results and ability to manage our business effectively.
•
Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal, state, and foreign income tax purposes is subject to limitations, and future transfers of shares of our common stock could cause us to experience an “ownership change” that could further limit our ability to utilize our net operating losses.

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

In addition, the following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Report or the other documents we file with the Securities and Exchange Commission (SEC), or our annual or quarterly reports to stockholders, future press releases, or orally, whether in presentations, responses to questions, or otherwise.

Risks Related to our Business

Global economic and market uncertainty may adversely impact our business and operating results.

Uncertain global economic conditions have in the past and may in the future adversely impact our business. The current uncertainty in the worldwide economic environment together with other unfavorable changes in economic conditions, such as higher inflation and interest rate increases currently being experienced or implemented by most developed economies, as well as recessions that have affected major countries, may negatively impact consumer confidence and spending, ultimately causing our customers to postpone purchases and may ultimately impact our profitability. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets. We could experience period-to-period fluctuations in operating results due to general industry or economic conditions and volatile or uncertain economic conditions can adversely impact our sales and profitability and make it difficult for us to accurately forecast and plan our future business activities. Furthermore, inflationary pressure and increases in interest rates may negatively impact revenue, earnings, and demand for our products. During challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay, or cancel plans to purchase our products. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products.

Uncertainty, volatility, and adverse changes in the global economy and financial markets, including those resulting from the conflict between Russia and Ukraine and other global conflicts, could have an adverse impact on our business and operating results.

Uncertainty, volatility, or adverse changes in the economy could lead to a significant decline in demand for the end products manufactured by our customers, which, in turn, could result in a decline in the demand for our products and increase pressure to reduce our prices. Any decrease in demand for our products could have an adverse impact on our financial condition, operating results, and cash flows. Uncertainty and adverse changes in the economy could also increase the cost and decrease the availability of potential sources of financing and increase our exposure to losses from bad debts, either of which could have a material adverse effect on our financial condition, operating results, and cash flows.

The conflict between Russia and Ukraine and in other global regions has contributed to volatility in the global economy and markets and ongoing geopolitical instability and is likely to have further global economic consequences, including ongoing disruptions of the global supply chain and energy markets. The effects of the conflict have contributed to significant volatility in credit and capital markets, spikes in energy prices, changes in laws and regulations that may affect our business, sanctions or counter‑sanctions, and increased cybersecurity threats and concerns. As a result, there is a risk that supplies of our products may be significantly delayed by or may become unavailable as a result of the conflict between Russia and Ukraine and in other global regions affecting us or our suppliers. The conflicts may, at times, reduce demand for our products because of reduced global or national economic activity, disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and reduced levels of business and consumer spending. The effects of these conflicts could heighten or exacerbate many of the risk factors described in this Item 1A, Risk Factors, and may adversely affect our business, financial condition, and results of operation.

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

In addition, for the year ended December 30, 2024, we generated approximately 47% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes, or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes, or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to:

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
•
government or political unrest;
•
conflict or war between nations over territory that impacts the electronics supply chain leading to potential trade restrictions to and from the nations involved, including Russia, Ukraine, and China;
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

Further, the conflict between Russia and Ukraine and in other global regions described in the previous risk factor, and the effects thereof, may adversely affect our manufacturing facilities and our customers.

We are subject to risks of currency fluctuations.

A portion of our cash, other assets and liabilities is held in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets or liabilities as re-measured to U.S. dollars on our balance sheet. To the extent that we ultimately decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Any such type of movement could negatively impact the amount of cash available to fund operations or to repay debt. Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar (primarily the Renminbi (RMB)). Fluctuations in the exchange rates between the U.S. dollar and the RMB could result in increases or decreases in our costs or revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

We have a significant amount of goodwill and other intangible assets on our consolidated balance sheet. If our goodwill or other intangible assets become impaired in the future, we would be required to record a non-cash charge to earnings, which may be material and would also reduce our stockholders’ equity.

As of December 30, 2024, our consolidated balance sheet included $862.0 million of goodwill and definite-lived intangible assets. During the year ended December 30, 2024, we recorded a non-cash goodwill impairment charge of $32.6 million related to our RF and Specialty Components (RF&S Components) reportable segment. We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill and definite-lived intangible assets, which could harm our results during the periods in which such a reduction is recognized.

We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.

We previously announced plans to consolidate our integrated electronics facilities in Elizabeth City, North Carolina and Huntington, New York into existing facilities in order to improve efficiencies. As of the end of fiscal year 2024, the closure of Elizabeth City has been completed and the closure of Huntington is expected by the middle of 2025. If economic conditions deteriorate, we may not achieve the expected increase in overall profitability as a result of the consolidation. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.

We depend on the U.S. federal government for a significant portion of our business, which involves unique risks. Changes in government defense spending or regulations could have a material adverse effect on our business, financial condition, and results of operations.

A significant portion of our revenues is derived from products and services that are ultimately sold to the U.S. federal government by our OEM and EMS customers and is therefore affected by, among other things, the federal government budget process. We supply to defense prime companies, the U.S. federal government and its agencies, as well as foreign governments and agencies. The contracts between our direct customers and the government end-user are subject to political and budgetary constraints and processes, changes in short-range and long-range strategic plans, the timing of contract awards, the congressional budget authorization and appropriation processes, the government’s ability to terminate contracts for convenience or for default, as well as other risks, such as contractor suspension or debarment in the event of certain violations of legal and regulatory requirements.

For the year ended December 30, 2024, aerospace and defense sales accounted for approximately 46% of our total net sales. The substantial majority of aerospace and defense sales are related to both U.S. and U.S. federal government approved foreign military and defense programs. Consequently, our sales are affected by changes in the defense budgets of the U.S. and foreign governments and may be affected by federal budget sequestration measures.

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

To manufacture PCBs, we use raw materials such as laminated layers of fiberglass, copper foil, chemical solutions, gold, copper, and other commodity products, which we order from our suppliers. For Hybrid Microelectronics and radio frequency (RF) components, we use various high-performance materials such as Rad Hard & Space active components, Silicon transistors, insulated‑gate bipolar transistors (IGBTs), field-effect transistors (FETs), Signal & Zener diodes, magnets, inductors, coils, beryllium oxide (BeO), and silicon nitride (SiN) substrates, as well as ceramics and printed circuit board materials. In the case of backplane assemblies, components include connectors, sheet metal, capacitors, resistors, and diodes, many of which are custom made and controlled by our customers’ approved vendors. For our Radar, Communication, and Surveillance systems, we use highly sophisticated electronic assemblies including Transmitter and Receiver CCA’s/Modules, Traveling Wave Tube Assemblies, Exciters, Wave Form Generators, and Frequency Generators which are specifically designed for their application.

Our success is due in part to our ability to deliver products timely to our customers, which requires successful planning and logistics infrastructure, including, ordering, transportation and receipt processing, and the ability of suppliers to meet our materials requirements.

Consolidations and restructuring in our supplier base and equipment fabricators related to our raw materials purchases or the manufacturing equipment we use to fabricate our products may result in adverse changes in pricing of materials due to reduction in competition among our raw material suppliers or an elimination or shortage of equipment and spare parts from our manufacturing equipment supply base. Suppliers and equipment manufacturers may be impacted by other events outside our control including macroeconomic events, financial instability, environmental occurrences, or supplier interruptions due to fire, natural catastrophes, public health crises or otherwise. Several of these factors have contributed to supply chain constraints we continue to experience. As a result, suppliers and equipment manufacturers have extended lead times, limited supplies, and/or increased prices due to capacity constraints and other factors. These have impacted our ability to deliver our products on a timely basis, our inventory levels and cash flow, and could negatively impact our financial results. The severity of the constraints in the supply chain is continuously changing, which creates substantial uncertainties in our business. In addition, in extreme circumstances, the suppliers we purchase from could cease production altogether due to a fire, natural disaster, consolidation, or liquidation of their businesses. The supply chain constraints and other factors discussed above may continue to impact our ability to deliver our products on a timely basis, harm our customer relationships and negatively impact our financial results.

In particular, the ongoing macroeconomic conditions, including the inflationary environment, have increased the cost of our raw materials and components. If raw material and component prices remain elevated and the cost of the metals that we use to produce our product, especially if the prices of copper, gold, tin, palladium, and other precious metals we use to manufacture our products remain elevated or otherwise continue to increase, it may reduce our gross margins. Should the supply of materials used in the above manufacturing processes become limited, our ability to obtain the quantities necessary to meet our customers’ demand may be impacted which could cause us to encounter reduced revenue levels or price increases which would impact our profit margins. If either of these situations occurs, our financial condition and results of operations could be negatively impacted.

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

Our customer base demands the highest customer service, on time delivery and quality standards in a competitive market. Failure to meet these ever-increasing standards may result in a loss of market share for our products and services to our competitors, which may result in a decline in our overall revenue. For example, a significant portion of our sales are to customers within the automotive industry, which has historically experienced multi-year cycles of growth and decline. If sales of automobiles should decline or go into a cyclical downturn, our sales could decline, and this could have a materially adverse impact on our business, financial condition, and result of operations. For safety reasons, automotive customers have strict quality standards that generally exceed the quality requirements of other customers. If such products do not meet these quality standards, our business, financial condition, and results of operations may be materially adversely affected. These automotive customers may require long periods of time to evaluate whether our manufacturing processes and facilities meet their quality standards. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers or gain new automotive customers for long periods of time, which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, we may be required under our contracts with automotive industry customers to indemnify them for the cost of warranties and recalls relating to our products.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers collectively accounted for approximately 42%, 41%, and 33% of our net sales for the years ended December 30, 2024, January 1, 2024, and January 2, 2023, respectively, and one customer represented 11% of our net sales for the year ended December 30, 2024. Furthermore, our business has benefited from OEMs deciding to outsource their PCB and Integrated Electronics manufacturing needs to us, and our future revenue growth partially depends on new outsourcing opportunities from OEMs. Sales attributed to OEMs include both direct sales as well as sales that the OEMs place through EMS providers. Our customer concentration could fluctuate, depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more significant customers or a decline in sales to our significant customers would materially adversely affect our business, financial condition, and results of operations. In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the manufacturing services provided by us, our business, financial condition, and results of operations would be materially adversely affected.

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

Competition in the PCB market is intense, and we could lose market share, or our profit margins may decrease, if we are unable to maintain our current competitive position in end markets using our quick-turn, high-technology, and high-mix manufacturing services.

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

The markets for our products and manufacturing services are characterized by rapidly changing technology and continual implementation of new designs and production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to design and manufacture products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. For example, in our PCB segment, we expect to continue to make capital expenditures to expand our High Density Interconnect (HDI), RF technology, and other advanced manufacturing capabilities while in our RF&S Components segment, we are designing products that we hope our customers adopt and incorporate into their products. We may not be able to obtain access to additional sources of funds in order to respond to technological changes as quickly as our competitors. In addition, our failure to adopt and implement technological improvements quickly may cause inefficiencies in our production process as our product yields or quality may decrease, resulting in increased costs, and may lead to customers not adopting our product designs.

We also could encounter competition from new or revised manufacturing, production, and design technologies that render existing manufacturing, production, and design technology less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market. If we need new technologies and equipment or if we are not able to design new products acceptable to customers to remain competitive, the development, acquisition, and implementation of those designs, technologies, and equipment may require us to make significant capital investments.

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

We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures, despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. If these defects occur either in large quantities or too frequently, our business reputation may be impaired, and our customers may decrease the orders for products or services that they purchase from us, thereby decreasing our overall revenue. Since our products are used in products that are integral to our customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to our customers beyond the cost of the PCB, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. If any of our products are or are alleged to be defective, we may be required to participate in a recall of such products, particularly with respect to our products for automotive customers. As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls. In addition, vehicle manufacturers, which have traditionally borne the costs associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by us to the vehicle manufacturer.

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

In the event one or more of our facilities is closed on a temporary or permanent basis as a result of a natural disaster, required maintenance or other event, our operations could be significantly disrupted. Such events could delay or prevent product manufacturing and shipment for the time required to transfer production or repair, rebuild, or replace the affected manufacturing facilities. This time frame could be lengthy and result in significant expenses for repair and related costs. While we have disaster recovery plans in place, there can be no assurance that such plans will be sufficient to allow our operations to continue in the event of every natural or man‑made disaster, required repair, or other extraordinary event. Any extended inability to continue our operations at unaffected facilities following such an event would reduce our revenue and potentially damage our reputation as a reliable supplier.

The prominence of EMS companies as our customers could reduce our gross margins, potential sales, and customers.

Sales to EMS companies represented approximately 28%, 31%, and 37% of our net sales for the years ended December 30, 2024, January 1, 2024, and January 2, 2023, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

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

In particular, multiple facets of our business may be negatively impacted by the fear of exposure to or actual effects of disease outbreaks, epidemics, pandemics, and similar widespread public health concerns. These impacts include but are not limited to:

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

Any of the foregoing factors, or other cascading effects that are not currently foreseeable, could materially increase our costs, negatively impact our sales, or damage the Company’s financial condition, results of operations, cash flows, and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

We have pursued and intend to continue to pursue potential divestitures of assets and acquisitions of other businesses and may encounter risks associated with these activities, which could harm our business and operating results. If we are unable to manage our growth effectively, our business, financial condition, and results of operations could be materially adversely affected.

As part of our business strategy, we expect that we will continue to implement and align our strategy by pursuing potential divestitures of assets, such as our sale of Shanghai Backplane Assembly, and acquisitions of businesses, technologies, assets, or product lines that complement or expand our business, such as our acquisition of Gritel Holding Co., Inc. (Gritel) and ISC Farmingdale Corp. in 2022. Telephonics Corporation is now a wholly-owned subsidiary of TTM by way of our acquisition of Gritel, the Telephonics direct parent company.

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

Rising labor costs and labor shortages, including due to pandemics and other disasters, employee strikes, and other labor‑related disruptions may materially adversely affect our business, financial condition, and results of operations.

Our business is labor intensive, utilizing large numbers of engineering and manufacturing personnel. There is uncertainty with respect to rising labor costs and ongoing labor shortages. Furthermore, labor disputes and strikes based partly on wages have in the past slowed or stopped production by certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to recover in our pricing to our customers could materially adversely affect our business, financial condition, and results of operations. In addition, general labor shortages, a high turnover rate, and our difficulty in recruiting and retaining qualified employees at any level of our organization could result in a potential for defects in our products, production disruptions or delays, or the inability to ramp production to meet increased customer orders, resulting in order cancellation or imposition of customer penalties if we are unable to deliver products in a timely manner.

To respond to competitive pressures and customer requirements, we may further expand both domestically and internationally. If we pursue such expansions, we may be required to make additional capital expenditures. For instance, we have commenced construction of our new proposed advanced technology PCB manufacturing facility in Syracuse, New York. Phase one of the proposed project, including capital for campus-wide improvements is estimated to be $100.0 million to $130.0 million. In addition, the cost structure in certain regions or countries that are now considered to be favorable may increase as economies develop, causing local wages to rise. As a result, we may need to continue to seek new locations with lower costs and the employee and infrastructure base to support PCB manufacturing and we may lose business in our existing facilities as a result of such potential shifts in the market. We cannot assure investors that we will realize the anticipated strategic benefits of our new locations, or that such locations will contribute positively to our operating results.

In North America, we are experiencing wage inflation pressures, as a result of labor shortages, and certain pressures which are also mandated by local and state governments. Further, we are experiencing rising health care costs. While we strive to manage these challenges, there can be no assurance that our efforts will succeed which would result in higher costs and lower profits. The competition for talent and labor in North America and in general is currently high. In this competitive environment, our business could be adversely impacted by increases in labor costs, which could include increases in wages and benefits necessary to attract and retain high-quality employees with the right skill sets, increases triggered by regulatory actions regarding wages, scheduling, and benefits; and increases in health care and workers’ compensation insurance costs. In light of the current challenging labor market conditions, our wages and benefits programs and any steps we take to increase our wages and benefits, may be insufficient to attract and retain talent at all levels of our organization. Existing labor shortages, and our inability to attract employees to maintain a qualified workforce, could adversely affect our production and our overall business and financial performance.

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

In addition, our industry continues to experience a shortage of workers, which may prove to be systemic. We rely on maintaining a sufficient workforce at all levels of our organization to design, manufacture, and distribute our products. If the labor markets remain tight and we are unable to adequately staff our facilities due to a shortage of qualified workers, our operations and financial performance would likely be adversely affected.

Our business, financial condition, and results of operations could be materially adversely affected by initiatives aimed at addressing potential climate change risks.

Our manufacturing processes require that we purchase significant quantities of energy from third parties, which results in the generation of greenhouse gases, either directly on-site or indirectly at electric utilities. Both domestic and international legislation to address the risks posed by potential climate change impacts, and the potential required disclosures of those risks, including by reducing greenhouse gas emissions could create increases in energy costs and price volatility. Considerable international attention is now focused on development of an international policy framework to guide international action to address risks posed by projected climate change. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), and regulators are considering new regulations which are expected to require, among other things, that we report our climate-related costs and activities and our customers and suppliers. Such regulations could cause us to incur significant costs to monitor and report, which would have negative impact on our profitability. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect our energy sources and supply choices, as well as increase the cost of energy and raw materials that are derived from sources that generate greenhouse gas emissions.

Infringement of our intellectual property rights could negatively affect us, and we may be exposed to intellectual property infringement claims from third parties that could be costly to defend, could divert management’s attention and resources, and if successful, could result in liability.

We rely on a combination of copyright, patent, trademark, trade secret laws, confidentiality procedures, contractual provisions, and other measures to establish and protect our proprietary and confidential information. All of these measures afford only limited protection. These measures may be invalidated, circumvented, breached, or challenged, and others may develop intellectual property, technologies, or processes that are similar, or superior to, our intellectual property or technology. We may not have adequate controls and procedures in place to protect our proprietary and confidential information. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy and succeed in copying our products or may obtain or use information that we regard as proprietary or confidential. If it becomes necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome, costly, and distracting to management, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our proprietary or confidential information. Failure to successfully establish or enforce our intellectual property rights could materially and adversely affect our business, financial condition, and results of operations. Furthermore, there is a risk that we may infringe on the intellectual property rights of others. As is the case with many other companies in the PCB industry, we from time to time receive communications from third parties asserting patent rights over our products and enter into discussions with such third parties. Irrespective of the validity or the successful assertion of such claims, we could incur costs in either defending or settling any intellectual property disputes alleging infringement. If any claims, regardless of whether they have merit, are brought against our customers for such infringement, we could be required to expend significant resources in defending such claims, developing non-infringing alternatives, or obtaining licenses. We may not be successful in developing such alternatives or in obtaining such licenses on reasonable terms, or at all, and may be required to modify or cease marketing our products or services, which could disrupt the production processes, damage our reputation, and materially and adversely affect our business, financial condition, and results of operations.

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

Risks Related to our Indebtedness

We have substantial outstanding indebtedness, and our outstanding indebtedness could adversely impact our liquidity and flexibility in obtaining additional financing, our ability to fulfill our debt obligations, and our financial condition and results of operations.

We have substantial debt and, as a result, we have significant debt service obligations. We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

Subject to the limits contained in the credit agreements governing the Term Loan Facility due 2030 (Term Loan Facility), the U.S. Asset-Based Lending Credit Agreement (U.S. ABL), the Asia Asset-Based Lending Credit Agreement (Asia ABL), the indenture governing the Senior Notes due 2029, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to us and our shareholders. For example, it could:

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on such indebtedness;
•
require us to use a substantial portion of our cash flow from operations for debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•
impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and other investments or general corporate purposes, which may limit our ability to execute our business strategy;
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

In addition, the indenture governing the Senior Notes due 2029 and the credit agreements governing the Term Loan Facility, the U.S. ABL, and the Asia ABL contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

Furthermore, we and our subsidiaries may decide to incur significant additional indebtedness in the future. Although the indenture governing the Senior Notes due 2029, and the credit agreements governing the Term Loan Facility, the U.S. ABL, and the Asia ABL will contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our Term Loan Facility and our Asia ABL are subject to interest at a floating rate of Term Secured Overnight Financing Rate (SOFR) plus a margin, and as a result, we have exposure to interest rate risk. Certain central banks, such as the U.S. Federal Reserve, effected multiple interest rate increases in recent years. Increases in interest rates increase our cost of borrowing and/or potentially make it more difficult to refinance our existing indebtedness, if necessary. We endeavored to mitigate this risk by entering into a four‑year pay-fixed, receive-floating (1-month Chicago Mercantile Exchange (CME) Term SOFR) interest rate swap arrangement in March 2023. The swap has a notional amount of $250.0 million for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, we pay a fixed rate of 3.49% against the first interest payments of a portion of our Term SOFR-based debt and receive floating 1-month CME Term SOFR during the swap period. Although we have taken measures to mitigate our risk to interest rate increases, our swap instruments may not be wholly effective in mitigating this risk or otherwise provide an effective hedge against all interest rate volatility. See Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risks appearing in Part II, Item 7A of this Report for further information.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional capital (which could include obtaining additional equity capital on terms that may be onerous or highly dilutive) or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreements governing the Term Loan Facility, the U.S. ABL, the Asia ABL, and the indenture governing the Senior Notes due 2029 restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

In addition, we conduct certain of our operations through our subsidiaries. Accordingly, repayment of our indebtedness may be dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Senior Notes due 2029 or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing the Senior Notes due 2029 and the credit agreements governing the Term Loan Facility, the U.S. ABL, and the Asia ABL limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default and holders of the Senior Notes due 2029 could declare all outstanding principal and interest to be due and payable, the lenders under the Term Loan Facility, the U.S. ABL, and the Asia ABL could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Regulatory Risks

We are subject to the requirements of the NISPOM for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the U.S. government.

A facility security clearance is required in order to be awarded and perform on classified contracts for the Department of Defense and certain other agencies of the U.S. government. As a cleared entity, we must comply with the requirements of the NISPOM, and any other applicable U.S. government industrial security regulations. Further, our Board has adopted a Special Board Resolution (SBR) that has been approved by the Defense Counterintelligence and Security Agency (DCSA) that requires the Company to adopt certain corporate constructs, policies, and procedures.

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

The government of China is adopting evolving policies regarding foreign and domestic trade. No assurance can be given that the government of China will continue to pursue policies that allow for open trade with foreign countries, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time, particularly in light of the trade and travel restrictions that the United States and China have implemented in recent years. Despite progress in developing its legal system, certain countries in Asia do not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the legal system develop, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation may be protracted and may result in substantial costs and diversion of resources and management’s attention. Also, the evolving landscape of the interrelation between China and Hong Kong may have an adverse impact on our operations in Hong Kong and may impact our ability to attract and maintain necessary talent in that area. In addition, though changes in government policies and rules are timely published or communicated, there is usually no indication of the duration of any grace period before which full implementation and compliance will be required. As a result, it is possible that we might operate our business in violation of new rules and policies before full compliance can be achieved. These uncertainties could limit the legal protections available to us and adversely impact our results of operations.

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

We are increasingly required to certify compliance with various material content restrictions in our products based on laws of various jurisdictions or territories such as the Restriction of Hazardous Substances (RoHS) and Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) directives in the European Union and China’s RoHS legislation. Similar laws have been adopted in other jurisdictions and may become increasingly prevalent. In addition, we must also certify as to the non‑applicability of the EU’s Waste Electrical and Electronic Equipment directive for certain products that we manufacture. The REACH directive requires the identification of Substances of Very High Concern (SVHCs) periodically. We must survey our supply chain and certify to the non‑presence or presence of SVHCs to our customers. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.

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

Our international sales are subject to laws and regulations relating to corrupt practices, trade and export controls, and economic sanctions. Any non-compliance could have a material adverse effect on our business, financial condition, and results of operations.

We operate on a global basis and are subject to anti-corruption, anti-bribery, and anti-kickback laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (FCPA). The FCPA and similar anti-corruption, anti-bribery, and anti‑kickback laws in other jurisdictions generally prohibit companies and their intermediaries and agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery, and anti-kickback laws may conflict with local customs and practices. We also, from time to time, undertake business ventures with state-owned companies or enterprises.

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

As a public company we incur significant legal, accounting, and other expenses that we likely would not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC, from time to time, to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to further substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. The rules and regulations applicable to public companies substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. When these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs may decrease our net income (or increase our net loss) and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

Other Risks

Outages, computer viruses, cyber-attacks, and similar cybersecurity threats could materially disrupt our operations, and breaches of our information systems may cause us to incur significant legal and financial exposure.

We rely on information technology (IT) networks and systems, some of which are owned and operated by third parties, to collect, process, transmit, and store electronic information. In particular, we depend on our information systems for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing, and email communications. These information systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, hacking, terrorist attacks, and similar cybersecurity threats. In addition, in the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, our proprietary and confidential business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure collection, processing, storage, maintenance, and transmission of this information is critical to our operations. Despite the implementation of network security measures, our information systems, including those owned and operated by third parties, on which we rely are vulnerable to computer viruses, break-ins, cyber-attacks, attacks by hackers or breaches due to employee or third party (including suppliers and business partners) error, malfeasance, or other disruptions that are material and adverse. Further, our operations could also be materially disrupted if our vendors experience such outages or breaches. While we have experienced cybersecurity incidents in the past, to date none have materially affected us or our business strategy, results of operations, financial condition and/or cash flows. However, if unauthorized parties gain material access to our information systems or material information is used in an unauthorized manner, misdirected, altered, lost, or stolen during transmission, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, loss of customers, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, some of our employees work remotely, including while traveling for business, which increases our cybersecurity risk, creates data accessibility concerns, and makes us more susceptible to security breaches or business disruptions.

In addition, threat actors are also increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain, or recover from cybersecurity incidents in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see cybersecurity incidents created through AI. These attacks could be crafted with an AI tool to directly attack IT systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. In addition, the cybersecurity threat could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code. Our information systems, as well as those of our customers and business partners, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance, or other system disruptions.

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

Our business is capital-intensive, and our ability to increase revenue, profit, and cash flow depends upon continued capital spending. To the extent that the funds generated by our ongoing operations are insufficient to cover our liquidity requirements, we may need to raise additional funds through financings. If we are unable to fund our operations and make capital expenditures as currently planned or if we do not have sufficient liquidity to service the interest and principal payments on our debt, it would have a material adverse effect on our business, financial condition, and results of operations. If we do not achieve our expected operating results, we would need to reallocate our sources and uses of operating cash flows. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business. Looking ahead at long-term needs, we may need to raise additional funds for a number of purposes, including the following:

•
to fund capital equipment purchases to increase production capacity, upgrade and expand our technological capabilities, and replace aging equipment or introduce new products;
•
to refinance our existing indebtedness;
•
to fund our current or planned operations;
•
to fund potential acquisitions or strategic relationships;
•
to fund working capital requirements for future growth that we may experience;
•
to enhance or expand the range of services we offer;
•
to increase our sales and marketing activities;
•
to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities; or
•
to fund our initiatives set forth in our environmental, social, and governance (ESG) policies and practices.

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

We are continuing the process of upgrading our ERP management system to enhance operating efficiencies and provide more effective management of our business operations. We are investing significant financial and personnel resources into this project. However, there is no assurance that the system upgrade will meet our current or future business needs or that it will operate as designed. The transition to the new ERP system will affect numerous systems necessary for our operation. If we fail to correctly implement one or more components of the ERP system, we could experience significant disruption to our operations. Such disruptions could include, among other things, temporary loss of data, inability to process certain orders, failure of systems to communicate with each other and the inability to track or reconcile key data. We are heavily dependent on automated management systems, and any significant failure or delay in the system upgrade could cause a substantial interruption to our business and additional expense, which could result in an adverse impact on our operating results, cash flows, or financial condition.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal, state, and foreign income tax purposes is subject to limitations, and future transfers of shares of our common stock could cause us to experience an “ownership change” that could further limit our ability to utilize our net operating losses.

Under U.S. federal income tax law, a corporation’s ability to utilize its net operating losses (NOLs) to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5‑percent shareholders” that exceeds 50 percentage points over a rolling three-year period.

A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year is generally increased by the amount of any “recognized built‑in gains” for such year and the amount of any unused annual limitation in a prior year. As a result of our acquisition of Viasystems, the NOLs acquired were subject to this limitation. Future transfers or sales of our common stock during a rolling three‑year period by any of our “5-percent shareholders” could cause us to experience an ownership change under Section 382, which could further limit our use of NOLs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We depend on information systems and technology in substantially all aspects of our business, including communications among our employees and with suppliers and customers. Such uses of information systems and technology give rise to cybersecurity risks, including system disruption, security breach, ransomware, theft, espionage, and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees, and financial and strategic information about the company and its business partners. Further, as we pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and increased exposure to cybersecurity risk. If we fail to properly assess and identify cybersecurity risks, we may become increasingly vulnerable to such risks.

Cybersecurity risk management and strategy

We assess and identify security risk to the organization by:

•
conducting assessments of risk including likelihood and magnitude from unauthorized access, use, disclosure, disruption, modification, or destruction of information systems and the related information processes, stored, or transmitted;

•
performing risk assessments and producing security assessment reports that document the results of the assessment for use and review by IT senior leadership, including the Company’s Senior Vice President of Information Technology (SVP-IT);
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

Other processes in place to further manage any additional security risk to the organization include:

•
identifying, reporting, and correcting information system flaws, security alerts, and advisories;
•
monitoring inbound and outbound communications for unusual or unauthorized activity;
•
designing and implementing application systems to include sound backup and recoverability principles, such as periodic data backups in the case of a disaster;
•
mechanisms designed for the physical protection of IT resources; and
•
use of all third-party and cloud computing services are reviewed and evaluated for material risks of cybersecurity threats by the IT security department before being formally authorized for use. Use of services must comply with all laws and regulations governing the handling of personally identifiable information, corporate financial data, controlled unclassified information, or any other data owned or collected by the company.

Our cybersecurity incident management plan includes the following, among other things:

•
The SVP-IT leads the team in the development, documentation, review and testing of security procedures, and incident response procedures. Beyond initial creation, procedures are continually re-assessed, augmented, updated, and tested on an ongoing basis;
•
The SVP-IT works with the Executive Team on the identification, assessment, verification, and classification of incidents to determine affected stakeholders and appropriate parties for contact;
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

While we have experienced cybersecurity incidents in the past, to date none have materially affected us or our business strategy, results of operations, financial condition and/or cash flows. Moreover, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, financial condition and/or cash flows. See Item 1A, Risk Factors above for more information. While we continually work to safeguard the information systems we use, and the proprietary, confidential, and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks, and data or those of our third-party providers.

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

ITEM 2. PROPERTIES

The following table describes our headquarters and our principal manufacturing facilities as of December 30, 2024:

U.S. Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Chippewa Falls, WI	PCB	—	280,086	280,086
Farmingdale, NY	PCB	—	171,600	171,600
Forest Grove, OR	PCB	—	212,453	212,453
Huntington, NY	PCB	82,440	—	82,440
Littleton, CO	PCB	54,590	63,210	117,800
Logan, UT	PCB	12,000	118,448	130,448
North Jackson, OH	PCB	8,800	85,000	93,800
Salem, NH	PCB	43,700	—	43,700
San Diego, CA	PCB	43,336	—	43,336
San Jose, CA	PCB	42,434	—	42,434
Santa Ana, CA (1)	Headquarters	14,472	—	14,472
Santa Ana, CA	PCB	13,439	82,550	95,989
Stafford, CT	PCB	—	126,924	126,924
Stafford Springs, CT	PCB	—	115,579	115,579
Sterling, VA (2)	PCB	100,896	—	100,896
Syracuse, NY (3)	PCB and RF&S Components	37,639	162,587	200,226
Total		453,746	1,418,437	1,872,183

Foreign Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Canada
Toronto	PCB	15,500	99,960	115,460
Malaysia
Penang	PCB	827,000	—	827,000
China
Dongguan	PCB	—	1,069,129	1,069,129
Guangzhou	PCB	—	1,872,800	1,872,800
Hong Kong (1)	Asia Headquarters	—	24,640	24,640
Huiyang	PCB	—	435,485	435,485
Suzhou	RF&S Components	68,030	—	68,030
Zhongshan	PCB	—	1,132,760	1,132,760
Total		910,530	4,634,774	5,545,304

(1)
Location of our headquarters and not a manufacturing facility.
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

On November 1, 2023, we announced our selection of Syracuse, New York as the location for a new proposed advanced technology PCB manufacturing facility. We expect that the proposed facility will bring advanced technology capability for our domestic high-volume production of ultra-high-density interconnect (HDI) PCBs in support of national security requirements. We believe the planned investment aligns with New York State’s continuing focus on the region as a premier technology hub for U.S. electronics and the recent selection of Buffalo-Rochester-Syracuse (BRS) for the Federal Tech Hub designation. The project reflects our support for cultivating a stronger microelectronics ecosystem in New York and across the U.S. Aerospace and Defense industrial base. We are continuing construction for the new building on the 24-acre property adjacent to our existing facility in Syracuse for the campus expansion and the site for the new facility, and we expect to commence initial low rate production in 2026. Phase one of the proposed project, including capital for campus-wide improvements is estimated to be $100.0 million to $130.0 million. We expect to receive support in the form of grants, awards, and tax credits from both federal and New York state sources of approximately

$52.0 million in the aggregate (subject to certain requirements and contingencies), which would offset the initial capital investment and lower operating expenses.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “TTMI”.

As of February 14, 2025, there were approximately 236 holders of record of our common stock, although there are a significantly larger number of beneficial owners of our common stock.

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from December 30, 2019 to December 30, 2024, the cumulative total stockholder return on our common stock against the cumulative total return of the Nasdaq Composite Index and the Dow Jones U.S. Electrical Components and Equipment Index.

The graph assumes $100 was invested in our common stock on December 30, 2019, and an investment in Nasdaq Composite Index and the Dow Jones U.S. Electrical Components & Equipment Index. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTM Technologies, Inc., the Nasdaq Composite Index

and the Dow Jones U.S. Electrical Components & Equipment Index

* $100 invested on December 30, 2019 in stock or index, including reinvestment of dividends.

	12/30/2019	12/28/2020	1/3/2022	1/2/2023	1/1/2024	12/30/2024
TTM Technologies, Inc.	$100.00	$92.41	$101.75	$101.34	$106.25	$165.99
Nasdaq Composite	100.00	144.92	177.06	119.45	172.77	223.87
Dow Jones U.S. Electrical Components & Equipment	100.00	120.75	151.36	124.87	159.56	213.20

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Exchange Act.

Dividends

We have never declared or paid cash dividends on our common stock. We currently expect to retain future earnings for capital expenditures and acquisitions, and to fund working capital requirements, repay existing debt, and to repurchase shares and do not anticipate paying cash dividends in the foreseeable future. Additionally, our ability to pay dividends is limited pursuant to covenants contained in our various debt agreements.

Issuer Purchases of Equity Securities

On May 3, 2023, our Board of Directors authorized a share repurchase program, under which we may repurchase up to $100.0 million of our outstanding shares of common stock through May 3, 2025. We did not repurchase any shares of our common stock during the quarter ended December 30, 2024.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition as of December 30, 2024. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties, and other factors throughout this Annual Report on Form 10-K (Report) and specifically under Item 1A, Risk Factors of Part I of this Report. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

COMPANY OVERVIEW

We are a leading global manufacturer of technology solutions, including mission systems, radio frequency (RF) components, RF microwave/microelectronic assemblies, and quick-turn and technologically advanced printed circuit boards (PCB). We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering, and manufacturing solution to our customers. This solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,400 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial and instrumentation, and networking. Our customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors, and government agencies (both domestic and allied foreign governments).

RECENT DEVELOPMENTS

In the third quarter of 2024, we commenced construction of our new advanced technology PCB manufacturing facility in Syracuse, New York. We expect that our new facility will bring advanced technology capability for our domestic high-volume production of ultra-high-density interconnect (HDI) PCBs in support of national security requirements. We believe the planned investment aligns with New York State’s continuing focus on the region as a premier technology hub for U.S. electronics and the recent selection of Buffalo-Rochester-Syracuse (BRS) for the Federal Tech Hub designation. The project reflects our support for cultivating a stronger microelectronics ecosystem in New York and across the U.S. Aerospace and Defense industrial base. The new building will be located on the 24-acre property adjacent to our existing facility in Syracuse, and we expect to commence initial low rate production in 2026. Phase one of the proposed project, including capital for campus-wide improvements is estimated to be $100.0 million to $130.0 million. We expect to receive support in the form of grants, awards, and tax credits from both federal and New York state sources of approximately $52.0 million in the aggregate (subject to certain requirements and contingencies), which would offset the initial capital investment and lower operating expenses.

In addition, we previously announced plans to consolidate our integrated electronics facilities in Elizabeth City, North Carolina and Huntington, New York into existing facilities in order to improve efficiencies. As of the end of fiscal year 2024, the closure of Elizabeth City has been completed and the closure of Huntington is expected by the middle of 2025.

FINANCIAL OVERVIEW

While our customers include both OEMs and EMS providers, we measure customers based on OEM companies, as they are the ultimate end customers. Sales to our five largest customers accounted for 42%, 41%, and 33% of our net sales in fiscal years 2024, 2023, and 2022, respectively, which is in line with the increase in sales in our aerospace and defense end market. We sell to OEMs both directly and indirectly through EMS providers.

The percentage of our net sales attributable to each of the principal end markets we served was as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
End Markets (1):
Aerospace and Defense	46%	45%	35%
Automotive	13	16	17
Data Center Computing	21	14	15
Medical/Industrial/Instrumentation	14	17	20
Networking	6	8	13
Total	100%	100%	100%

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

Net sales consist of gross sales less an allowance for returns, which typically have been approximately 2% of gross sales. We provide our customers a limited right of return for defective PCBs including components, assemblies, and subsystems. We record an estimate for sales returns and allowances at the time of sale based on historical results and anticipated returns.

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

Selling and marketing expenses consist primarily of salaries, labor-related benefits, and commissions paid to our internal sales force, independent sales representatives, and our sales support staff, as well as costs associated with marketing materials and trade shows.

General and administrative costs primarily include the salaries for executive, finance, accounting, information technology, and human resources personnel, as well as expenses for accounting and legal assistance, incentive compensation expense, and gains or losses on the sale or disposal of property, plant, and equipment.

Research and development expenses consist primarily of salaries and labor-related benefits paid to our research and development staff, as well as material costs.

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

For PCBs and engineered systems, including pursuant to long-term contracts related to the manufacture of highly sophisticated intelligence, surveillance and communications solutions, components, assemblies, and subsystems, orders for products generally correspond to the production schedules of customers and are supported with firm purchase orders. Customers have continuous control of the work in progress and finished goods throughout the PCB and engineered systems manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right to payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. Revenue recognized is based on a cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Revenues are recorded proportionally as costs are incurred.

For revenue recorded on an over time basis, we apply a gross margin estimate to inventory in process of being manufactured for customers to determine how much of a contract asset or contract liability should be recorded at period end. As of December 30, 2024, total contract assets were $386.8 million, of which $381.4 million are expected to be collected within one year and recorded as contract assets and $5.4 million are expected to be collected after one year and included as a component of deposits and other non-current assets on the consolidated balance sheets. As of January 1, 2024, total contract assets were $303.3 million, of which $292.1 million were expected to be collected within one year and recorded as contract assets and $11.3 million were expected to be collected after one year and included as a component of deposits and other non-current assets on the consolidated balance sheets. The increase in total contract assets in 2024 is primarily due to an increase in unbilled receivables. We use historical information to estimate the gross margin associated with performance obligations that are satisfied over time. We reevaluate our estimate of gross margins on a quarterly basis. Based on the review of gross margins, we update our estimate to the model as necessary. If our estimates of gross margins are inaccurate, we may recognize too much or too little revenue in a period. While experience has shown that trends in gross margins are not volatile, changes in pricing or cost efficiencies could create significant fluctuations. An increase or decrease of 200 basis points in gross margin estimates would have increased or decreased our contract assets by $3.7 million and $2.3 million, respectively, and decreased or increased our contract liabilities by $7.2 million and $5.6 million, respectively.

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

Goodwill is allocated to our reporting units, which are our operating segments or one level below our operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. We evaluate goodwill on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or perform a quantitative impairment test. When tested quantitatively, we compare the fair value of the applicable reporting unit with its carrying value. We estimate the fair values of our reporting units using a combination of the discounted cash flow (DCF) and market approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss.

We have two reportable segments: PCB and RF&S Components. Goodwill is attributable to both of our PCB and RF&S Components reportable segments.

In the fourth quarter of 2024, we performed our annual goodwill impairment test qualitatively for the PCB reporting unit and concluded that it was more likely than not that there was no impairment to goodwill.

In the fourth quarter of 2024, we performed our annual goodwill impairment test quantitatively for the RF&S Components reporting unit. As of November 1, 2024, we completed a quantitative goodwill impairment analysis related to our RF&S Components reporting unit by comparing the fair value of the reporting unit with its carrying amount. In making this assessment, we rely on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, and business trends. We determined the fair value of the reporting unit by using both a DCF and a market approach. Under the market approach, we used revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting unit.

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

Based on our analysis, we determined that the fair value of the RF&S Components reporting unit was less than its carrying value and recorded a non-cash goodwill impairment charge of $32.6 million during the year ended December 30, 2024. Estimating the fair value of the reporting unit requires us to make assumptions and estimates in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates, which are subject to a high degree of judgment, could produce substantially different estimates of the fair value of the reporting unit. We may be subject to additional goodwill impairment charges if actual results do not meet the estimates used in determining the fair value of goodwill and the associated goodwill impairment charge.

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

We also assess definite-lived intangibles for potential impairment given similar impairment indicators. When indicators of impairment exist related to our definite-lived intangible assets, we use an estimate of the undiscounted cash flows in measuring whether the carrying amount of the assets is recoverable. If the sum of the undiscounted cash flows is less than the carrying amount of the net assets, impairment is measured based on the difference between the net asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market, and income approaches as considered necessary, which involve judgments related to future cash flows and the application of the appropriate valuation model.

RESULTS OF OPERATIONS

We operate on a 52 or 53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Fiscal years 2024, 2023, and 2022 consisted of 52 weeks ended on December 30, 2024, January 1, 2024, and January 2, 2023, respectively.

The relationship of various items to net sales in our consolidated statements of operations was as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.5	81.5	81.6
Gross profit	19.5	18.5	18.4
Operating expenses:
Selling and marketing	3.3	3.4	3.0
General and administrative	7.0	6.7	6.4
Research and development	1.3	1.2	1.0
Amortization of definite-lived intangibles	1.4	2.2	1.5
Impairment of goodwill	1.3	2.0	—
Restructuring charges	0.4	1.1	0.2
Gain on sale of Shanghai E-MS (SH E-MS) property	—	—	(2.1)
Total operating expenses	14.7	16.6	10.0
Operating income	4.8	1.9	8.4
Other (expense) income:
Interest expense	(2.0)	(2.2)	(1.8)
Loss on extinguishment of debt	—	(0.1)	—
Gain on sale of subsidiary	—	0.1	—
Other, net	0.6	0.3	0.7
Total other expense, net	(1.4)	(1.9)	(1.1)
Income before income taxes	3.4	—	7.3
Income tax provision	(1.1)	(0.9)	(3.5)
Net income (loss)	2.3%	(0.9)%	3.8%

The Telephonics acquisition occurred on June 27, 2022. Accordingly, our fiscal year 2022 only includes Telephonics’ 2022 results of operations since the acquisition date. As of the fourth quarter of 2022, we completed our integration of Telephonics and reassessed our reportable segments, which resulted in the inclusion of Telephonics into our PCB reportable segment.

Net Sales

Total net sales increased $210.2 million, or 9.4%, to $2,442.8 million for the year ended December 30, 2024 from $2,232.5 million for the year ended January 1, 2024. Net sales for the PCB reportable segment increased $211.6 million, or 9.6%, to $2,405.6 million for the year ended December 30, 2024 from $2,194.0 million for the year ended January 1, 2024. The primary driver of this increase was demand growth for generative artificial intelligence (AI) applications in our data center computing end market and strong demand and improved operational execution in our aerospace and defense end market, partially offset by demand weakness due to customers' inventory correction in our automotive, medical, industrial, and instrumentation, and networking end markets. We also sold our Shanghai Backplane Assembly entity in the first quarter of 2023, which had the effect of reducing net sales in 2024 by $8.4 million. Net sales for the RF&S Components reportable segment decreased $1.4 million, or 3.6%, to $37.1 million for the year ended December 30, 2024 from $38.5 million for the year ended January 1, 2024. The decrease in RF&S Components net sales was primarily due to lower demand in our networking end market.

Total net sales decreased $262.5 million, or 10.5%, to $2,232.5 million for the year ended January 1, 2024 from $2,495.0 million for the year ended January 2, 2023. Net sales for the PCB reportable segment decreased $243.9 million, or 10.0%, to $2,194.0 million for the year ended January 1, 2024 from $2,437.9 million for the year ended January 2, 2023. The primary driver of this decrease was demand weakness in our commercial end markets and decrease in sales of $36.3 million from the Shanghai Backplane Assembly entity we sold in the first quarter of 2023, partially offset by the inclusion of a full year of results of Telephonics during the year ended January 1, 2024 (as compared to the inclusion in the year ended January 2, 2023 of its results commencing with its acquisition in 2022), as well as organic growth in our aerospace and defense end market. Net sales for the RF&S Components reportable segment decreased $18.6 million, or 32.5%, to $38.5 million for the year ended January 1, 2024 from $57.1 million for the year ended January 2, 2023. The decrease in RF&S Components net sales was primarily due to lower demand in our networking end market.

For information regarding net sales by country, see Part II, Item 8, Note 10, Segment Information, of the Notes to Consolidated Financial Statements in this Report.

Gross Margin

Overall gross margin increased to 19.5% for the year ended December 30, 2024 from 18.5% for the year ended January 1, 2024. The increase in overall gross margin was due to the increase in gross margin for the PCB reportable segment to 20.6% for the year ended December 30, 2024, from 19.3% for the year ended January 1, 2024. This increase was primarily due to higher sales volume, particularly in the data center computing and aerospace and defense end markets, and improved operational execution, partially offset by declines in the automotive, medical, industrial, and instrumentation, and networking end markets, higher employee costs, and continued ramp up costs included in cost of goods sold in connection with our fabrication plant in Penang, Malaysia. Gross margin for the RF&S Components reportable segment decreased to 48.9% for the year ended December 30, 2024, from 54.7% for the year ended January 1, 2024, primarily due to lower sales.

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

An important factor affecting gross margins is capacity utilization, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume PCB facilities in Asia, as a significant portion of our operating costs are fixed in nature. We believe that our North America utilization figures are not as meaningful as Asia because bottlenecks in these high mix low volume facilities tend to occur in areas outside of plating, which is the core process that we use for calculating utilization rates. Capacity utilization for the year ended December 30, 2024 in our Asia and North America PCB facilities was 59% and 36%, respectively, compared to 49% and 38%, respectively, for the year ended January 1, 2024. The increase in capacity utilization in our Asia PCB facilities was caused by strong demand in the data center computing end market.

Selling and Marketing Expenses

Selling and marketing expenses increased $3.1 million to $80.0 million for the year ended December 30, 2024 from $76.9 million for the year ended January 1, 2024. However, selling and marketing expenses as a percentage of net sales decreased to 3.3% for the year ended December 30, 2024 as compared to 3.4% for the year ended January 1, 2024. The increase in the amount of selling and marketing expenses was primarily due to an increase of $2.0 million in labor costs, $0.6 million in stock-based compensation, and $0.5 million in travel costs. The decrease in selling and marketing expenses as a percentage of net sales resulted from higher net sales for the year ended December 30, 2024 as compared to January 1, 2024.

Selling and marketing expenses increased $1.7 million to $76.9 million, or 3.4% of net sales, for the year ended January 1, 2024 from $75.2 million, or 3.0% of net sales, for the year ended January 2, 2023. The increase in selling and marketing expense was primarily due to the inclusion of a full year of Telephonics expenses, which resulted in an increase of $3.5 million and an increase in labor and travels costs, partially offset by a $3.7 million decrease in commission expense.

General and Administrative Expenses

General and administrative expenses increased $20.5 million to $170.1 million, or 7.0% of net sales, for the year ended December 30, 2024 from $149.6 million, or 6.7% of net sales, for the year ended January 1, 2024. The increase in general and administrative expenses was primarily due to increases in consulting and other professional services expenses, labor costs, stock-based compensation, bad debt, incentive compensation, and the write down of our Hong Kong building of $6.1 million, partially offset by gains on the sale of assets primarily related to the sale of two buildings vacated with the closure of our Anaheim and Santa Clara plants of $14.4 million.

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

Research and Development Expenses

Research and development expenses increased $4.6 million to $31.8 million, or 1.3% of net sales, for the year ended December 30, 2024 from $27.3 million, or 1.2% of net sales, for the year ended January 1, 2024. The increase in research and development expenses was primarily due to increases in labor costs and research and development projects.

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

Impairment of Goodwill

For the years ended December 30, 2024 and January 1, 2024, we recorded goodwill impairment charges of $32.6 million and $44.1 million, respectively. See Part II, Item 8, Note 6, Goodwill, of the Notes to Consolidated Financial Statements included in this Report for further information.

Restructuring Charges

For the years ended December 30, 2024, January 1, 2024, and January 2, 2023, we incurred restructuring charges of $11.2 million, $24.4 million, and $4.1 million, respectively, related to our global realignment restructuring efforts.

For the year ended December 30, 2024, we recognized restructuring charges of $8.1 million and $3.1 million in our PCB reportable segment and Corporate and Other, respectively. For the year ended January 1, 2024, we recognized restructuring charges of $23.7 million and $0.7 million in our PCB reportable segment and Corporate and Other, respectively. For the year ended January 2, 2023, we recognized restructuring charges of $3.5 million and $0.6 million in our PCB reportable segment and Corporate and Other, respectively. These charges primarily represent employee separation and contract termination and other costs associated with the restructuring plans.

Gain on sale of SH E-MS Property

On December 22, 2022, land, building, and relevant ancillary assets related to our former SH E-MS manufacturing facility was expropriated by the Chinese government for a compensation fee of Renminbi (RMB) 477.6 million ($69.2 million as of January 2, 2023) and we recorded a gain on the sale of $51.8 million during the year ended January 2, 2023.

Total Other Expense, Net

Total other expense, net decreased $9.9 million to $32.1 million for the year ended December 30, 2024 from $42.0 million for the year ended January 1, 2024. This decrease was primarily due to the weakening RMB resulting in a $1.2 million foreign exchange gain during the year ended December 30, 2024, as compared to a $3.9 million foreign exchange loss during the year ended January 1, 2024. We utilize the RMB at our China facilities for employee-related and other costs of running our operations in China. In addition, there was a $3.8 million increase in interest income and $0.6 million decrease in interest expense.

Total other expense, net increased $14.5 million to $42.0 million for the year ended January 1, 2024 from $27.5 million for the year ended January 2, 2023. This increase was primarily due to a decrease in other income of $16.8 million related to the strengthening of the Chinese RMB and an increase in interest expense of $2.6 million due to higher interest rates, partially offset by an increase in interest income of $5.9 million.

Income Taxes

Income tax expense increased $8.6 million to $27.7 million for the year ended December 30, 2024 from $19.0 million for the year ended January 1, 2024, primarily due to an increase in pre-tax book income.

Income tax expense decreased $69.3 million to $19.0 million for the year ended January 1, 2024 from $88.3 million for the year ended January 2, 2023, primarily due to a decrease in pre-tax book income, the absence of an expense to set up a valuation allowance against U.S. deferred tax assets in 2022, and the release of uncertain tax positions due to lapse of statute of limitations.

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

Cash flow provided by operating activities during the year ended December 30, 2024 was $236.9 million as compared to $187.3 million in the same period in 2023. The increase in cash flow was primarily due to the $75.0 million increase in net income.

Net cash used in investing activities was $146.2 million for the year ended December 30, 2024, primarily reflecting the use of $185.7 million for purchases of property, plant, and equipment and other assets. This was partially offset by the receipt of $32.9 million of proceeds from the sale of property, plant, and equipment and other assets primarily related to the sale of two buildings vacated with the closure of our Anaheim and Santa Clara plants and $6.7 million of proceeds from the sale of property associated with our Shanghai E‑MS subsidiary. Net cash used in investing activities was $92.0 million for the year ended January 1, 2024, primarily reflecting the use of $160.2 million for purchases of property, plant, and equipment and other assets, partially offset by the receipt of $61.8 million of proceeds from the sale of property associated with our Shanghai E-MS subsidiary and $6.0 million of proceeds from the sale of our Shanghai Backplane Assembly subsidiary, net of cash disposed.

Net cash used in financing activities was $36.8 million for the year ended December 30, 2024, reflecting the use of $34.5 million for repurchases of our common stock, $9.6 million for the repayment of long-term debt borrowings, and $1.2 million for payment of debt issuance costs, partially offset by $8.4 million of proceeds from long-term debt borrowings primarily related to the refinancing of our Term Loan Facility due 2030 (Term Loan Facility). Net cash used in financing activities during the year ended January 1, 2024 was $47.7 million, reflecting repayment of long-term debt borrowings of $291.6 million, repurchases of common stock of $24.4 million, refund of customer deposits of $7.5 million, payment of debt issuance costs of $5.5 million and payment of original issue discount of $3.5 million, partially offset by the receipt of proceeds of $234.8 million from long-term debt borrowing and proceeds of $50.0 million from borrowings under our revolving credit facilities.

As of December 30, 2024, we had cash and cash equivalents of approximately $503.9 million, of which approximately $207.9 million was held by our foreign subsidiaries, primarily in China, and $195.6 million of available borrowing capacity under our revolving credit facilities. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax expenses not previously accrued for the repatriation of this cash.

Our total 2025 capital expenditures are expected to be in the range of $230.0 million to $250.0 million, of which approximately $66.0 million relate to our construction of our new plant in Syracuse, New York.

Share Repurchases

On May 3, 2023, our Board of Directors authorized a share repurchase program (2023 Repurchase Program) allowing us to repurchase up to $100.0 million of our common stock from time to time through May 3, 2025. During 2024, we repurchased approximately 2.0 million shares of our common stock for a total cost of $34.5 million (including commissions). As of December 30, 2024, the remaining amount in value available to be repurchased under the 2023 Repurchase Program was approximately $41.1 million.

Long-term Debt and Letters of Credit

As of December 30, 2024, we had $918.2 million of outstanding debt, net of discount and debt issuance costs, composed of $496.6 million of Senior Notes due 2029, $339.2 million under the Term Loan Facility, $80.0 million under the Asia Asset‑Based Lending Credit Agreement (Asia ABL), and $2.3 million of other loans.

Pursuant to the terms of the Senior Notes due 2029 and Term Loan Facility, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments. Under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of December 30, 2024, we were in compliance with the covenants under the Senior Notes due 2029, Term Loan Facility, and ABL Revolving Loans.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and cash from the issuance of term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next twelve months. Additional information regarding our indebtedness, including information about the credit available under our debt facilities, interest rates, and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 8, Long‑term Debt and Letters of Credit, of the Notes to Consolidated Financial Statements included in this Report.

Supplier Finance Program Obligations

We have agreements with financial institutions to facilitate payments to certain suppliers. Under the terms of the agreements, we confirm the validity of each supplier invoice to the respective financial institution upon receipt. The supplier receives payment from the financial institution, and we pay the financial institution based on the terms negotiated, which generally range from 160 days to 360 days. Liabilities associated with these agreements are recorded in accounts payable on the consolidated balance sheets and amounted to $17.2 million and $18.8 million as of December 30, 2024 and January 1, 2024, respectively.

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases.

A summary of our long-term debt obligations as of December 30, 2024 is included in Part II, Item 8, Note 8, Long‑term Debt and Letters of Credit, of the Notes to Consolidated Financial Statements included in this Report.

Our aggregate interest on debt obligations as of December 30, 2024 amounted to $226.0 million, which are expected to be settled as follows: $47.6 million within 1 year, $94.9 million within 1-3 years, $74.7 million within 4-5 years, and $8.8 million after 5 years. For debt obligations based on variable rates, interest rates used are as of December 30, 2024.

As of December 30, 2024, $0.7 million of our derivative liabilities are expected to be settled within one year.

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

A summary of our lease obligations as of December 30, 2024 is included in Part II, Item 8, Note 4, Leases, of the Notes to Consolidated Financial Statements included in this Report.

Offset Agreements

We have previously entered into, and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from customers in foreign countries. As of December 30, 2024, we had outstanding offset agreements of approximately $27.3 million, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event we fail to perform in accordance with contract requirements. To date, we have not been obligated to pay any such penalties. For details about our offset agreements, see Part II, Item 8, Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Report.

Seasonality

We tend to experience modest seasonal softness in the first and third quarters due to holidays and vacation periods in China and North America, respectively, which limit production leading to stronger revenue levels in the second and fourth quarters.

Recently Issued Accounting Standards

For a description of recently adopted and issued accounting standards, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Part II, Item 8, Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business operations, we are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into derivative financial instruments for trading or speculative purposes. As of December 30, 2024, we did not have any material commodity contracts in place and believe our exposure to commodity price risk is not material.

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

In March 2023, we entered into a four-year pay-fixed, receive-floating (1-month Chicago Mercantile Exchange (CME) Term SOFR), interest rate swap arrangement with a notional amount of $250.0 million for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, we pay a fixed rate of 3.49% against a portion of our Term SOFR-based debt and receive floating 1‑month CME Term SOFR during the swap period.

At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of December 30, 2024, the fair value of the interest rate swap was recorded as an asset in the amount of $3.1 million, of which $1.8 million is included as a component of prepaid expenses and other current assets and $1.3 million is included as a component of deposits and other non-current assets. As of January 1, 2024, the fair value of the interest rate swap was recorded as a net asset of $1.8 million, of which $3.3 million is included as a component of prepaid expenses and other current assets and $1.5 million is included as a component of other long-term liabilities. No ineffectiveness was recognized for the year ended December 30, 2024. During the years ended December 30, 2024 and January 1, 2024, the interest rate swap decreased interest expense by $4.2 million and $3.2 million, respectively.

Information regarding our interest rate swap is as follows:

For the Year Ended December 30, 2024
(In thousands, except interest rates)
Average interest received rate	5.16%
Interest received amount	$13,018
Average interest payout rate	3.49%
Interest payout amount	$(8,800)

See Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Note 8, Long-term Debt and Letters of Credit, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K (Report) for further discussion of our financing facilities and capital structure. As of December 30, 2024, approximately 81.1% of our debt was based on fixed rates. Based on our borrowings as of December 30, 2024, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $1.8 million.

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

Debt Instruments

The fiscal calendar maturities of our debt instruments for the next five years and thereafter were as follows:

	As of December 30, 2024
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands, except interest rates)
US$ Variable Rate (1)	$3,465	$3,465	$4,331	$83,465	$2,599	$328,309	$425,634	$426,930	6.41%
US$ Fixed Rate	330	350	404	363	500,419	445	502,311	466,636	4.01
Total	$3,795	$3,815	$4,735	$83,828	$503,018	$328,754	$927,945	$893,566

(1)
Interest rate swap effectively fixed $250,000 of variable rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page 59 of this Report, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K (Report). Based on this evaluation, our CEO and CFO have concluded that, as of December 30, 2024 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the supervision of and with the participation of our CEO and CFO, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 30, 2024 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 30, 2024.

The effectiveness of our internal control over financial reporting as of December 30, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 60 of this Report.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees, which is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K (Report).

The information required by the other portions of this Item is incorporated herein by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (Exchange Act) for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders or will be included in an amendment to this Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 59 of this Report.

(b) Exhibits

Exhibit		Filed/Furnished	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated as of April 18, 2022, by and among TTM Technologies, Inc., Griffon Corporation, and Exphonics, Inc.		8-K	000-31285	2.1	June 27, 2022

3.1(a)	Registrant’s Certificate of Incorporation, as amended June 3, 2011		8-K	000-31285	3.1	June 6, 2011

3.1(b)	TTM Technologies, Inc. Amended and Restated Certificate of Incorporation, effective May 8, 2024		8-K	000-31285	3.1	May 10, 2024

3.1(c)	Certificate of Correction of the Amended and Restated Certificate of Incorporation, filed June 10, 2024		8-K/A	000-31285	3.3	June 10, 2024

3.2	TTM Technologies, Inc. Sixth Amended and Restated Bylaws		8-K	000-31285	3.2	May 10, 2024

4.1	Form of Registrant’s common stock certificate		8-K	000-31285	4.1	August 30, 2005

4.2	Description of the Registrant’s Securities	X

4.3	Indenture dated as of March 10, 2021, by and among the Company, the Guarantors named therein, and Wilmington Trust, National Association, as Trustee		8-K	000-31285	4.1	March 10, 2021

4.4	Form of 4.000% Senior Notes due 2029		8-K	000-31285	4.1 (1)	March 10, 2021

10.1	Form of Director and Officer Indemnification Agreement		8-K	000-31285	10.1	December 15, 2014

10.2‡	Executive and Director Deferred Compensation Plan		8-K	000-31285	10.25	September 19, 2011

10.3‡	Form of Executive Change in Control Severance Agreement and schedule of agreements		10-Q	000-31285	10.4	May 5, 2015

10.4‡	TTM Technologies, Inc. 2006 Incentive Compensation Plan		10-K	000-31285	10.6	March 16, 2007

10.5‡	TTM Technologies, Inc. 2014 Incentive Compensation Plan, as amended		8-K	000-31285	10.1	May 18, 2016

10.6‡	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan		10-Q	000-31285	10.1	August 4, 2016

10.7‡	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan		10-Q	000-31285	10.2	May 5, 2015

10.8‡	TTM Technologies, Inc. Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan		10-Q	000-31285	10.2	August 4, 2016

10.9‡	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-employee directors) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan		10-Q	000-31285	10.1	August 10, 2015

10.10‡	TTM Technologies, Inc. 2023 Incentive Compensation Plan		S-8	333-272490	99.1	June 7, 2023

10.11‡	TTM Technologies, Inc. 2023 Form of Restricted Stock Unit Award Grant Notice and Award Agreement (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2023 Incentive Compensation Plan		10-Q	000-31285	10.5	August 10, 2023

10.12‡	TTM Technologies, Inc. 2023 Form of Restricted Stock Unit Award Grant Notice and Award Agreement (for non-U.S. taxpayers) pursuant to TTM Technologies, Inc. 2023 Incentive Compensation Plan		10-Q	000-31285	10.6	August 10, 2023

10.13‡	TTM Technologies, Inc. 2023 Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2023 Incentive Compensation Plan		10-Q	000-31285	10.7	August 10, 2023

10.14‡	TTM Technologies, Inc. 2024 Form of Restricted Stock Unit Award Grant Notice (for non-employee directors) pursuant to TTM Technologies, Inc. 2023 Incentive Compensation Plan	X

10.15‡	Letter Agreement, dated as of July 28, 2023, by and between the Company and Daniel L. Boehle		8-K	000-31285	10.1	August 2, 2023

10.16	Amended & Restated Facility Agreement, dated as of June 14, 2023, by and among TTM Technologies China Limited and TTM Technologies Trading (Asia) Company Limited, as borrowers, TTM Technologies (Asia Pacific) Limited and other parties as guarantors, The Hong Kong and Shanghai Banking Corporation Limited and Barclays Bank PLC as original lenders, and The Hong Kong and Shanghai Banking Corporation Limited as arranger, facility agent, security trustee and issuing bank		8-K	000-31285	10.1	June 20, 2023

10.17	First Amendment, dated as of June 10, 2024, to that certain Amended and Restated ABL Credit Agreement, dated as of May 30, 2023, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, Bank of America, N.A. and Truist Securities, Inc. as Syndication Agents, and HSBC Securities (USA) Inc., as Documentation Agent		10-Q	000-31285	10.1	August 6, 2024

10.18	First Amendment, dated as of August 1, 2024, to that certain Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023, by and among TTM Technologies, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto		10-Q	000-31285	10.2	August 6, 2024

19	TTM Technologies, Inc. Insider Trading Policy	X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of KPMG LLP, independent registered public accounting firm	X

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	TTM Technologies, Inc. Executive Compensation Recoupment Policy		10-K	000-31285	97	February 27, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)
Included as Exhibit A to the Indenture filed as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on March 10, 2021, Securities and Exchange Commission (SEC) File Number 000-31285.

‡ Management contract or compensatory plan.

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

Date: February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas T. Edman Thomas T. Edman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2025

/s/ Daniel L. Boehle Daniel L. Boehle	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2025

/s/ Rex D. Geveden Rex D. Geveden	Chairman of the Board	February 21, 2025

/s/ Kenton K. Alder Kenton K. Alder	Director	February 21, 2025

/s/ Wajid Ali	Director	February 21, 2025
Wajid Ali

/s/ Julie S. England Julie S. England	Director	February 21, 2025

/s/ Philip G. Franklin Philip G. Franklin	Director	February 21, 2025

/s/ Pamela B. Jackson Pamela B. Jackson	Director	February 21, 2025

/s/ Chantel E. Lenard Chantel E. Lenard	Director	February 21, 2025

/s/ John G. Mayer John G. Mayer	Director	February 21, 2025

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TTM Technologies, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the Company) as of December 30, 2024 and January 1, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2024 and January 1, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of the sufficiency of audit evidence over net sales

As discussed in Note 1 to the consolidated financial statements, the Company recorded approximately $2,442,753 thousand of net sales during the year ended December 30, 2024. Net sales are recognized primarily from the sale of printed circuit boards, engineered systems using customer-supplied engineering and design plans as well as long-term contracts related to the design and manufacture of highly sophisticated intelligence, surveillance and communications solutions, radio frequency and microwave/microelectronics components, assemblies, and subsystems.

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

Irvine, California

February 21, 2025

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of
	December 30, 2024	January 1, 2024
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$503,932	$450,208
Accounts receivable, net	448,611	413,557
Contract assets	381,382	292,050
Inventories	224,985	213,075
Receivable from sale of Shanghai E-MS (SH E-MS) property	—	6,737
Prepaid expenses and other current assets	47,834	54,060
Total current assets	1,606,744	1,429,687
Property, plant, and equipment, net	869,957	807,667
Operating lease right-of-use assets	78,252	86,286
Goodwill	670,135	702,735
Definite-lived intangibles, net	191,819	236,711
Deposits and other non-current assets	55,587	60,577
Total assets	$3,472,494	$3,323,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$3,795	$3,500
Accounts payable	406,221	334,609
Contract liabilities	170,915	126,508
Accrued salaries, wages, and benefits	108,149	98,561
Other current liabilities	119,974	140,806
Total current liabilities	809,054	703,984
Long-term debt, net of discount and issuance costs	914,359	914,336
Operating lease liabilities	77,509	80,786
Other long-term liabilities	107,748	113,518
Total long-term liabilities	1,099,616	1,108,640
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 113,161 and 111,282 shares issued as of December 30, 2024 and January 1, 2024, respectively; 101,997 and 102,108 shares outstanding as of December 30, 2024 and January 1, 2024, respectively	113	111
Treasury stock – common stock at cost; 11,164 and 9,174 shares as of December 30, 2024 and January 1, 2024, respectively	(157,570)	(123,091)
Additional paid-in capital	910,741	880,963
Retained earnings	838,422	782,123
Accumulated other comprehensive loss	(27,882)	(29,067)
Total stockholders’ equity	1,563,824	1,511,039
Total liabilities and stockholders' equity	$3,472,494	$3,323,663

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands, except per share data)
Net sales	$2,442,753	$2,232,567	$2,495,046
Cost of goods sold	1,965,378	1,819,299	2,037,081
Gross profit	477,375	413,268	457,965
Operating expenses:
Selling and marketing	80,030	76,922	75,182
General and administrative	170,107	149,631	158,180
Research and development	31,845	27,272	24,808
Amortization of definite-lived intangibles	35,550	48,675	37,097
Impairment of goodwill	32,600	44,100	—
Restructuring charges	11,200	24,352	4,094
Gain on sale of SH E-MS property	—	—	(51,804)
Total operating expenses	361,332	370,952	247,557
Operating income	116,043	42,316	210,408
Other (expense) income:
Interest expense	(47,515)	(48,124)	(45,517)
Loss on extinguishment of debt	—	(1,154)	—
Gain on sale of subsidiary	—	1,270	—
Other, net	15,421	5,989	17,972
Total other expense, net	(32,094)	(42,019)	(27,545)
Income before income taxes	83,949	297	182,863
Income tax provision	(27,650)	(19,015)	(88,280)
Net income (loss)	$56,299	$(18,718)	$94,583

Earnings (loss) per share:
Basic earnings (loss) per share	$0.55	$(0.18)	$0.93
Diluted earnings (loss) per share	0.54	(0.18)	0.91

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
Net income (loss)	$56,299	$(18,718)	$94,583
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	1,082	1,251	1,412
Foreign currency translation adjustments, net	(897)	(249)	(2,085)
Derecognition of foreign currency translation adjustments due to sale of subsidiary	—	(6,627)	—
Net unrealized gain on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	4,147	4,061	(91)
Amounts realized in the statement of operations, net	(3,147)	(2,713)	3,229
Net	1,000	1,348	3,138
Other comprehensive income (loss), net of tax	1,185	(4,277)	2,465
Comprehensive income (loss), net of tax	$57,484	$(22,995)	$97,048

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(In thousands)
Balance, January 3, 2022	108,194	$108	(4,661)	$(63,807)	$840,113	$706,258	$(27,255)	$1,455,417
Net income	—	—	—	—	—	94,583	—	94,583
Other comprehensive income	—	—	—	—	—	—	2,465	2,465
Issuance of common stock for performance-based restricted stock units	182	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	1,222	2	—	—	(2)	—	—	—
Repurchases of common stock	—	—	(2,747)	(35,424)	—	—	—	(35,424)
Fair value of warrants reclassified to warrant liabilities	—	—	—	—	(987)	—	—	(987)
Issuance of stock from warrant exercises	—	—	38	572	(572)	—	—	—
Stock-based compensation	—	—	—	—	19,525	—	—	19,525
Balance, January 2, 2023	109,598	$110	(7,370)	$(98,659)	$858,077	$800,841	$(24,790)	$1,535,579
Net loss	—	—	—	—	—	(18,718)	—	(18,718)
Other comprehensive loss	—	—	—	—	—	—	(4,277)	(4,277)
Issuance of common stock for performance-based restricted stock units	337	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	1,347	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(1,804)	(24,432)	—	—	—	(24,432)
Stock-based compensation	—	—	—	—	22,887	—	—	22,887
Balance, January 1, 2024	111,282	$111	(9,174)	$(123,091)	$880,963	$782,123	$(29,067)	$1,511,039
Net income	—	—	—	—	—	56,299	—	56,299
Other comprehensive income	—	—	—	—	—	—	1,185	1,185
Issuance of common stock for performance-based restricted stock units	227	1	—	—	(1)	—	—	—
Issuance of common stock for restricted stock units	1,652	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(1,990)	(34,479)	—	—	—	(34,479)
Stock-based compensation	—	—	—	—	29,780	—	—	29,780
Balance, December 30, 2024	113,161	$113	(11,164)	$(157,570)	$910,741	$838,422	$(27,882)	$1,563,824

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$56,299	$(18,718)	$94,583
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment	105,233	99,155	91,276
Amortization of definite-lived intangible assets	44,892	61,576	42,631
Amortization of debt discount and issuance costs	2,042	2,205	2,152
Loss on extinguishment of debt	—	1,154	—
Deferred income taxes	(1,722)	(11,347)	61,304
Stock-based compensation	29,780	22,887	19,525
Impairment of goodwill	32,600	44,100	—
Gain on sale of subsidiary	—	(1,270)	—
Gain on sale of SH E-MS property	—	—	(51,804)
Other	(1,899)	(516)	(5,179)
Changes in operating assets and liabilities:
Accounts receivable, net	(35,054)	49,936	(35,738)
Contract assets	(89,332)	42,589	15,534
Inventories	(11,910)	(45,392)	(4,411)
Prepaid expenses and other current assets	(2,688)	(6,034)	(15,473)
Accounts payable	49,719	(34,582)	(14,804)
Contract liabilities	44,407	22,527	24,530
Accrued salaries, wages, and benefits	9,588	(16,447)	15,462
Other current liabilities	4,939	(24,539)	33,285
Net cash provided by operating activities	236,894	187,284	272,873
Cash flows from investing activities:
Purchase of property, plant, and equipment and other assets	(185,739)	(160,242)	(102,884)
Proceeds from sale of property, plant, and equipment and other assets	32,868	505	6,010
Proceeds from sale of SH E-MS property	6,737	61,769	—
Proceeds from sale of subsidiary, net of cash disposed	—	6,039	—
Acquisition of Gritel Holding Co., Inc. and ISC Farmingdale Corp.	—	—	(298,339)
Other	(76)	(101)	(245)
Net cash used in investing activities	(146,210)	(92,030)	(395,458)
Cash flows from financing activities:
Repurchases of common stock	(34,479)	(24,432)	(35,424)
Repayment of long-term debt borrowings	(9,596)	(291,572)	—
Proceeds from long-term debt borrowings	8,416	234,818	—
Payment of debt issuance costs	(1,162)	(5,487)	—
Proceeds from borrowings of revolving loan	—	50,000	50,000
Refund of customer deposits	—	(7,500)	—
Payment of original issue discount	—	(3,500)	—
Repayment of revolving loan	—	—	(50,000)
Customer deposits	—	—	25,000
Cash used to settle warrants	—	—	(887)
Net cash used in financing activities	(36,821)	(47,673)	(11,311)
Effect of foreign currency exchange rates on cash and cash equivalents	(139)	(122)	(1,033)
Net increase (decrease) in cash and cash equivalents	53,724	47,459	(134,929)
Cash and cash equivalents at beginning of period	450,208	402,749	537,678
Cash and cash equivalents at end of period	$503,932	$450,208	$402,749
Supplemental cash flow information:
Cash paid, net for interest	$48,988	$47,884	$42,844
Cash paid, net for income taxes	18,766	53,751	4,574
Supplemental disclosure of non-cash investing and financing activities:
Cashless rollover of debt	$340,395	$115,182	$—
Property, plant, and equipment recorded in accounts payable and other current liabilities	77,403	117,299	31,670
Receivable from sale of SH E-MS property	—	—	69,240
Issuance of common stock for warrant settlement	—	—	589

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

The Company serves a diversified customer base in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial, and instrumentation, and networking. The Company’s customers include original equipment manufacturers (OEMs), electronic manufacturing services (EMS) providers, original design manufacturers (ODMs), distributors, and government agencies (both domestic and allied foreign governments).

The Company operates on a 52 or 53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Fiscal years 2024, 2023, and 2022 consisted of 52 weeks ended on December 30, 2024, January 1, 2024, and January 2, 2023, respectively. All references to years relate to fiscal years unless otherwise noted.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Due, in part, to the conflict between Russia and Ukraine as well as other global regions, the global economy and financial markets have been volatile in recent years. As such, the Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. The actual results the Company experienced may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, the Company’s future result of operations will be affected.

Principles of Consolidation

The consolidated financial statements include the accounts of TTM and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The functional currency of one of the Company’s subsidiaries is the Chinese Renminbi (RMB). Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive loss in the consolidated statement of stockholders’ equity and the consolidated statement of comprehensive income. Net gains and losses resulting from foreign currency re-measurements and transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $1,218 gain, $4,059 loss, and $12,756 gain for the years ended December 30, 2024, January 1, 2024, and January 2, 2023, respectively.

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

The Company’s allowance for doubtful accounts was $3,248 and $3,041 as of December 30, 2024 and January 1, 2024, respectively.

Inventories

Inventories are stated at the lower of cost (based on standard cost, which approximates first-in, first-out method) or net realizable value. Assessments to value the inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or net realizable value of the inventory, are based upon assumptions about future demand and market conditions. As a result of the Company’s assessments, when the net realizable value of inventory is less than the carrying value, the inventory cost is written down to the net realizable value and the write down is recorded as a charge to cost of goods sold.

Property, Plant, and Equipment, Net

Property, plant, and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Assets recorded under leasehold improvements are amortized using the straight-line method over the lesser of their useful lives or the related lease term. The Company uses the following estimated useful lives:

Land use rights	50-99 years
Buildings and improvements	7-50 years
Machinery and equipment	3-10 years
Furniture and fixtures	3-7 years

Upon retirement or other disposition of property, plant, and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income in the period incurred. Depreciation expense on property, plant, and equipment was $105,233, $99,155, and $91,276 for the years ended December 30, 2024, January 1, 2024, and January 2, 2023, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $4,006, $2,272, and $731 during the years ended December 30, 2024, January 1, 2024, and January 2, 2023, respectively, in connection with various capital projects.

Major renewals and betterments are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and repairs are included in operating income as incurred.

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is assessed for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. Goodwill is allocated to reporting units, which are operating segments or one level below the Company’s operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs a quantitative impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair values of its reporting units using a combination of the discounted cash flow (DCF) and market approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. See Note 6, Goodwill, for further details.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets

Intangible assets include customer relationships and technology, which are being amortized over their estimated useful lives on a straight-line basis. The estimated useful lives of such intangibles range from 5 years to 13 years.

Impairment of Long-lived Assets

Long-lived tangible assets, including property, plant, and equipment, assets held for sale, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset or asset groups may not be recoverable. The Company regularly evaluates whether events or circumstances have occurred that indicate possible impairment and relies on a number of factors, including expected future operating results, business plans, economic projections, and anticipated future cash flows. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable. If the sum of the undiscounted cash flows is less than the carrying amount of the net assets, impairment is measured based on the difference between the net asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including cost-based, market, and income approaches as considered necessary.

The Company classifies assets to be sold as assets held for sale when (1) Company management has approved and commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition and is ready for sale; (3) an active program to locate a buyer and other actions required to sell the asset have been initiated; (4) the sale of the asset is probable; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets classified as held for sale are recorded at the lower of the carrying amount or fair value less the cost to sell.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, and lease liabilities are included in other current liabilities and operating lease liabilities on the consolidated balance sheets. Finance lease ROU assets are included in property, plant, and equipment, net and lease liabilities are included in other current liabilities and other long-term liabilities on the consolidated balance sheets.

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

Revenue Recognition

The Company derives revenues primarily from the sale of PCBs, engineered systems using customer-supplied engineering and design plans as well as long-term contracts related to the design and manufacture of highly sophisticated intelligence, surveillance, and communications solutions, RF and microwave/microelectronics components, assemblies, and subsystems. In the absence of a sales agreement, the Company’s standard terms and conditions apply. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Revenue Streams

For PCBs and engineered systems, including pursuant to the Company’s long-term contracts related to the manufacture of highly sophisticated intelligence, surveillance, and communications solutions, components, assemblies, and subsystems, orders for products generally correspond to the production schedules of the Company’s customers and are supported with firm purchase orders. The Company’s customers have continuous control of the work in progress and finished goods throughout the PCB and engineered systems manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right to payment for work performed to date. As a result, the Company recognizes revenue progressively over time based on the extent of progress towards completion of the performance obligation. Revenue recognized is based on a cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Revenues are recorded proportionally as costs are incurred. For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of December 30, 2024 and January 1, 2024 were $36,976 and $25,213, respectively, and the provision is recorded as a reduction to gross margin on the consolidated statements of operations.

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

Performance Obligations

Each distinct promise to transfer products is considered to be an identified performance obligation for which revenue is recognized upon transfer of control of the products to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation as the promise to transfer the individual good or service is not separately identifiable from other promises in the contract and is, therefore, not distinct. As of December 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for the Company’s long-term contracts was $452,793. The Company expects to recognize revenue on approximately 54% of the remaining performance obligations for the Company’s long‑term contracts over the next twelve months with the remaining amount recognized thereafter. The remaining performance obligations for the Company’s short‑term contracts are expected to be recognized within one year.

Transaction Price

The Company provides customers a limited right of return for defective PCBs including components, assemblies, and subsystems. Estimates of returns are treated as variable consideration for purposes of determining the transaction price. The Company accrues an estimate for sales returns and allowances progressively over time based on the extent of progress towards completion of the performance obligation using the Company’s judgment based on historical results and anticipated returns. To the extent actual experience varies from its historical experience, revisions to the sales returns and allowances accrual may be required. Sales returns and allowances are recorded as a reduction of revenue and included as a component of other current liabilities on the consolidated balance sheets. Shipping and handling fees and related freight costs and supplies associated with shipping products to customers are included as a component of cost of goods sold. Warranty-related services are not considered a separate performance obligation. Incremental warranty costs that are not related to sales returns are recorded in other current liabilities on the consolidated balance sheets and cost of goods sold on the consolidated statements of operations. The following summarizes the activity in the Company’s sales returns and allowances:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
Balance at beginning of year	$12,301	$12,319	$12,853
Addition charged as a reduction of sales	2,787	4,692	2,410
Deductions	(4,281)	(4,719)	(2,914)
Effect of foreign currency exchange rates	(30)	9	(30)
Balance at end of year	$10,777	$12,301	$12,319

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

A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. Contract assets represent unbilled amounts for work performed to date and are transferred to receivables when the entitlement to payment becomes unconditional. As of December 30, 2024, total contract assets were $386,817, of which $381,382 are expected to be collected within one year and recorded as contract assets and $5,435 are expected to be collected after one year and included as a component of deposits and other non-current assets on the consolidated balance sheets. As of January 1, 2024, total contract assets were $303,307, of which $292,050 were expected to be collected within one year and recorded as contract assets and $11,257 were expected to be collected after one year and included as a component of deposits and other non-current assets on the consolidated balance sheets. The increase in total contract assets in 2024 is primarily due to an increase in unbilled receivables. In 2024, there were no material impairment losses on contract assets.

A contract liability is recognized when the Company has received payment in advance for the future transfer of goods or services. The Company’s contract liabilities are reduced as the contract requirements are fulfilled. Contract liabilities were $170,915 and $126,508 as of December 30, 2024 and January 1, 2024, respectively, and represent customer advances for work yet to be performed. The contract liabilities increased by $44,407 due to timing of customer billings and/or payments. Revenue recognized for the year ended December 30, 2024 from amounts recorded as contract liabilities as of January 1, 2024 was $37,457.

The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard. All incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Disaggregated Revenue

Revenue from products and services transferred to customers over time and at a point in time accounted for 96% and 4%, respectively, of the Company’s revenue in both 2024 and 2023. Revenue from products and services transferred to customers over time and at a point in time accounted for 97% and 3%, respectively, of the Company’s revenue in 2022.

Disaggregated revenue by principal end markets within reportable segments was as follows for the periods shown:

	For the Year Ended December 30, 2024
	PCB	RF&S Components	Total
	(In thousands)
End Markets:
Aerospace and Defense	$1,127,529	$—	$1,127,529
Automotive	315,924	—	315,924
Data Center Computing	502,258	619	502,877
Medical/Industrial/Instrumentation	333,276	2,809	336,085
Networking	126,628	33,710	160,338
Total	$2,405,615	$37,138	$2,442,753

	For the Year Ended January 1, 2024
	PCB	RF&S Components	Total
	(In thousands)
End Markets:
Aerospace and Defense	$1,004,864	$18	$1,004,882
Automotive	359,455	—	359,455
Data Center Computing	318,769	51	318,820
Medical/Industrial/Instrumentation	365,611	3,448	369,059
Networking	145,347	35,004	180,351
Total	$2,194,046	$38,521	$2,232,567

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended January 2, 2023
	PCB	RF&S Components	Total
	(In thousands)
End Markets:
Aerospace and Defense	$862,367	$—	$862,367
Automotive	428,022	—	428,022
Data Center Computing	378,114	34	378,148
Medical/Industrial/Instrumentation	486,088	5,708	491,796
Networking	278,911	52,414	331,325
Other	4,440	(1,052)	3,388
Total	$2,437,942	$57,104	$2,495,046

Value-Added and Sales Tax Collected from Customers

As a part of the Company’s normal course of business, value-added and sales taxes are collected from customers. Such taxes collected are remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. Value-added and sales taxes are excluded from reported revenues and costs of goods sold presented in the consolidated statements of operations and comprehensive income (loss).

Stock-Based Compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for its incentive compensation plan awards. The incentive compensation plan awards include performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock options. The associated compensation expense for all awards is based on the grant date fair value of the awards. For PRUs, compensation expense also includes management’s periodic assessment of annual financial performance goals to be achieved. Compensation expense for the incentive compensation plan awards is recognized on a straight-line basis over the vesting period of the awards. The fair value of PRUs is estimated on the grant date using a Monte Carlo simulation model based on the underlying common stock closing price as of the date of grant, stock price volatility, and risk-free interest rates. The fair value of RSUs is measured on the grant date based on the quoted closing market price of the Company’s common stock.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflect the potential dilution that could occur if stock options, or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

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

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 as of December 30, 2024 using a retrospective transition method. This ASU impacts only the Company's disclosures with no impacts to the results of operations, cash flows, and financial condition. See Note 10, Segment Information, for further details.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures, but expects additional disclosures upon adoption.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification (ASC) in response to the Securities and Exchange Commission’s (SEC) Release No. 33-10532, Disclosure Update and Simplification Initiative, and align the ASC requirements with the

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

SEC’s regulations. For entities subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the new guidance to determine the impact it may have on the presentation of its consolidated financial statements and related disclosures.

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

During the year ended December 30, 2024, the Company repurchased 1,990 shares of common stock for a total cost of approximately $34,479 (including commissions). As of December 30, 2024, the remaining amount in value available to be repurchased under the 2023 Repurchase Program was approximately $41,088.

(3)
Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $207,909 and $195,928 as of December 30, 2024 and January 1, 2024, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of December 30, 2024 and January 1, 2024, there were no customers that accounted for 10% or more of the Company’s accounts receivable.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

One customer accounted for approximately 11%, 13%, and 10% of the Company’s net sales for the years ended December 30, 2024, January 1, 2024, and January 2, 2023, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(4)
Leases

The Company leases some of its manufacturing and assembly plants, sales offices, and equipment under non-cancellable operating leases and finance leases that expire at various dates through 2043. The majority of the Company’s lease arrangements are comprised of fixed payments, and certain leases consist of variable payments based on equipment usage. These variable payments are not included in the measurement of the ROU asset or lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. Certain leases contain renewal provisions at the Company’s option. Most of the leases require the Company to pay for certain other costs such as property taxes and maintenance. Certain leases also contain rent escalation clauses (step rents) that require additional rental amounts in the later years of the term. Rent expense for leases with step rents is recognized on a straight-line basis over the minimum lease term. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense were as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
Operating lease cost	$14,933	$9,527	$7,751
Variable lease cost	1,055	930	1,140
Short-term lease cost	409	311	708
Finance lease costs:
Amortization of right-of-use assets	1,372	1,374	1,374
Interest on lease liabilities	354	373	392

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13,926	$9,039	$7,746
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2,796	$77,041	$7,896

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Supplemental balance sheet information related to leases was as follows:

		As of
	Balance Sheet Location	December 30, 2024	January 1, 2024
		(In thousands)
Assets:
Operating leases	Operating lease right-of-use assets	$78,252	$86,286
Finance leases	Property, plant, and equipment, net	10,621	12,010
Total lease assets		$88,873	$98,296
Liabilities:
Current:
Operating leases	Other current liabilities	$7,556	$8,433
Finance leases	Other current liabilities	814	780
Long-term:
Operating leases	Operating lease liabilities	77,509	80,786
Finance leases	Other long-term liabilities	11,985	12,799
Total lease liabilities		$97,864	$102,798

	As of
	December 30, 2024	January 1, 2024
Weighted average remaining lease term (years):
Operating leases	12.5	12.8
Finance leases	11.6	12.6
Weighted average discount rate:
Operating leases	6.24%	6.13%
Finance leases	2.69	2.69

Maturities of lease liabilities for the next five years and thereafter were as follows:

	Operating Leases (1)	Finance Leases
	(In thousands)
2025	$12,542	$1,145
2026	10,136	1,175
2027	8,775	1,197
2028	7,964	1,228
2029	7,730	1,251
Thereafter	79,908	8,980
Total lease payments	127,055	14,976
Less: Imputed interest	(41,990)	(2,177)
Total	$85,065	$12,799

(1)
Excludes $436 of legally binding minimum lease payments for leases signed but not yet commenced.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(5)
Composition of Certain Consolidated Financial Statement Captions

	As of
	December 30, 2024	January 1, 2024
	(In thousands)
Inventories:
Raw materials	$178,066	$165,666
Work-in-process	45,580	45,494
Finished goods	1,339	1,915
Inventories	$224,985	$213,075

Property, plant, and equipment, net:
Land and land use rights	$69,788	$71,131
Buildings and improvements	515,773	512,148
Machinery and equipment	1,116,658	986,527
Furniture and fixtures and other	11,115	10,157
Construction-in-progress	75,502	90,940
Property, plant, and equipment, gross	1,788,836	1,670,903
Less: Accumulated depreciation	(918,879)	(863,236)
Property, plant, and equipment, net	$869,957	$807,667

Other current liabilities:
Income taxes payable	$15,919	$5,466
Accrued capital expenditures	13,046	35,026
Sales return and allowances	10,777	12,301
Interest	9,054	9,399
Accrued facility operating costs	8,925	10,172
Housing fund	7,927	7,749
Warranty	7,685	10,557
Operating leases	7,556	8,433
Accrued professional fees	3,606	3,276
Restructuring	3,486	1,179
Derivative liabilities	667	297
Other	31,326	36,951
Other current liabilities	$119,974	$140,806

Other long-term liabilities:
Deferred income taxes	$41,362	$44,238
Customer deposits	28,390	29,820
Finance leases	11,985	12,799
Other	26,011	26,661
Other long-term liabilities	$107,748	$113,518

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(6)
Goodwill

Goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
As of January 1, 2024
Goodwill	$810,235	$177,200	$987,435
Accumulated impairment losses	(171,400)	(113,300)	(284,700)
Carrying amount	638,835	63,900	702,735
Impairment loss during the year ended December 30, 2024	—	(32,600)	(32,600)
As of December 30, 2024
Goodwill	810,235	177,200	987,435
Accumulated impairment losses	(171,400)	(145,900)	(317,300)
Carrying amount	$638,835	$31,300	$670,135

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

In the fourth quarter of 2024, the Company performed its annual goodwill impairment test qualitatively for the PCB reporting unit and concluded that it was more likely than not that there was no impairment to goodwill.

In the fourth quarter of 2024, the Company performed its annual goodwill impairment test quantitatively for the RF&S Components reporting unit. As of November 1, 2024, the Company completed a quantitative goodwill impairment analysis related to its RF&S Components reporting unit by comparing the fair value of the reporting unit with its carrying amount. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, and business trends. The Company determined the fair value of the reporting unit by using both a DCF and a market approach. Under the market approach, the Company used revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss.

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

Based on its analysis, the Company determined that the fair value of the RF&S Components reporting unit was less than its carrying value and recorded a non-cash goodwill impairment charge of $32,600 during the year ended December 30, 2024. If the Company's future cash flow projections and other fair value assumptions for its reporting unit change, the Company’s goodwill may be subject to potential additional impairment charges in subsequent quarters. Estimating the fair value of the reporting unit requires the Company to make assumptions and estimates in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates, which are subject to a high degree of judgment, could produce substantially different estimates of the fair value of the reporting unit.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(7)
Definite-lived Intangibles

The components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
As of December 30, 2024
Customer relationships	$323,500	$(161,710)	$161,790	11.8
Technology	66,650	(36,621)	30,029	8.2
Total	$390,150	$(198,331)	$191,819

As of January 1, 2024
Customer relationships	$416,230	$(222,766)	$193,464	11.2
Technology	66,650	(27,278)	39,372	8.2
Backlog	13,000	(9,750)	3,250	2.0
Trade names	2,500	(1,875)	625	2.0
Total	$498,380	$(261,669)	$236,711

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $44,892, $61,576, and $42,631 for the years ended December 30, 2024, January 1, 2024, and January 2, 2023, respectively. For the years ended December 30, 2024, January 1, 2024, and January 2, 2023, $9,342, $12,901, and $5,534, respectively, of amortization expense is included in cost of goods sold.

In connection with the finalization of acquired identifiable intangible asset valuation during the second quarter of 2023 related to the Company's acquisition in 2022 of Telephonics, the Company recorded amortization expense of $24,877 related to the acquired identifiable intangible assets during the year ended January 1, 2024 (of which $5,627 corresponded to the year ended January 2, 2023 due to the change in amortization period). For the year ended January 1, 2024, $8,850 of amortization expense related to the acquired identifiable intangible assets was included in cost of goods sold (of which $2,950 corresponded to the year ended January 2, 2023).

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
2025	$36,897
2026	36,897
2027	34,543
2028	30,997
2029	22,355
Thereafter	30,130
Total	$191,819

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(8)
Long-term Debt and Letters of Credit

Long-term debt was as follows:

	As of December 30, 2024		As of January 1, 2024
	Interest Rate	Principal Outstanding	Interest Rate	Principal Outstanding
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due May 2030	6.59	345,634	8.10	349,125
Asia ABL Revolving Loan due June 2028	5.64	80,000	6.65	80,000
Other	5.99	2,311	—	—
Total debt		927,945		929,125
Less: Unamortized debt issuance costs		(6,951)		(8,021)
Less: Unamortized debt discount		(2,840)		(3,268)
Subtotal		918,154		917,836
Less: Current maturities		(3,795)		(3,500)
Long-term debt, less current maturities		$914,359		$914,336

The fiscal calendar maturities of debt for the next five years and thereafter are as follows:

(In thousands)
2025	$3,795
2026	3,815
2027	4,735
2028	83,828
2029	503,018
Thereafter	328,754
Total	$927,945

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

Term Loan Facility

On August 1, 2024, the Company entered into a First Amendment to its Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023, by and among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto, pursuant to which the Company closed its $346,500 new senior secured term loan (Term Loan Facility) that bears interest at a floating rate of 1-month Chicago Mercantile Exchange (CME) Term Secured Overnight Financing Rate (SOFR) plus an applicable margin of 2.25%, 50 basis points lower than the previous term loan facility issued in May 2023. The Term Loan Facility is issued at par, maintains the same maturity of May 30, 2030 as the previous term loan facility, and the majority is a cashless rollover from the previous term loan facility. This Term Loan Facility had an outstanding balance of $345,634 as of December 30, 2024, of which $3,465 is included in short-term debt and $342,169 is included in long-term debt. The Term Loan Facility was issued with a 1.0% original issue discount. There is no provision, other than an event of default, for the interest margin to increase. The Company is required to make quarterly principal repayments in an aggregate annual amount equal to 1% of the $346,500 aggregate principal amount of the Term Loan Facility. Such principal repayment is payable quarterly on January 1, April 1, July 1, and October 1 and ending with the last such day to occur prior to May 30, 2030. The remaining principal under the Term Loan Facility is scheduled to mature on May 30, 2030. In addition, the Term Loan Credit Agreement permits the Company to add one or more senior secured incremental term loan facilities to the Term Loan Facility subject to the satisfaction of certain conditions.

The obligations under the Term Loan Facility are unconditionally guaranteed by each Subsidiary Guarantor of the Company, subject to certain exceptions (Guarantors). The Term Loan Facility is secured by (i) a perfected first priority security interest in substantially all of the assets of the Company and the Guarantors (other than the U.S. Asset-Based Lending Credit Agreement (U.S.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

ABL) Priority Collateral (as defined below)), including all of the total outstanding voting capital stock held by the Company and the Guarantors (subject to a limitation of 65% on pledges of such capital stock of certain foreign subsidiaries and domestic holding companies of foreign subsidiaries) and (ii) a perfected second priority interest in all of the U.S. ABL Priority Collateral (as defined below). The Term Loan Facility is structurally senior to the Company’s Senior Notes due 2029.

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

The U.S. ABL is scheduled to mature on May 30, 2028. The Guarantors have also fully guaranteed the full and timely payment of all obligations in respect of the U.S. ABL. Loans made under the U.S. ABL are secured by a perfected first priority security interest in certain deposit accounts, cash and cash equivalents, accounts receivable, and certain U.S. inventory (U.S. ABL Priority Collateral) as well as by a perfected second priority interest in all of the collateral securing the Term Loan Facility.

The Asia Asset-Based Lending Credit Agreement (Asia ABL) is comprised of a revolving credit facility for up to $150,000 and a sublimit for letter of credit for up to $100,000, provided that at no time may amounts outstanding under the agreement exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of Term SOFR plus 1.30%. There is no provision, other than an event of default, for the interest margin to increase. As of December 30, 2024, the interest rate on the outstanding borrowings under the Asia ABL was 5.64%. As of December 30, 2024, $80,000 under the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL is scheduled to mature on June 13, 2028. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes due 2029.

As of December 30, 2024, letters of credit in the amount of $7,497 were outstanding under the U.S. ABL and $16,931 were outstanding under the Asia ABL with various maturities through December 2025. Available borrowing capacity under the U.S. ABL and the Asia ABL was $142,503 and $53,069 respectively, which considers letters of credit outstanding as of December 30, 2024.

The Company is required to pay a commitment fee of 0.25% per annum on any unused portion of the U.S. ABL and the Asia ABL (collectively, the ABL Revolving Loans). The Company incurred total commitment fees related to unused borrowing availability of $476, $620, and $661 for the years ended December 30, 2024, January 1, 2024, and January 2, 2023, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial covenants, including leverage and fixed charge coverage ratios.

Debt Issuance Costs and Debt Discount

Remaining unamortized debt issuance costs and debt discount were as follows:

	As of December 30, 2024			As of January 1, 2024
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$3,362	$—	4.18%	$4,085	$—	4.18%
Term Loan due May 2030	3,589	2,840	8.01	3,936	3,268	8.26
Total	$6,951	$2,840		$8,021	$3,268

The above debt issuance costs and debt discount are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,239 and $1,603 as of December 30, 2024 and January 1, 2024, respectively, are included in deposits and other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of December 30, 2024, the remaining weighted average amortization period for all unamortized debt issuance costs and debt discount was 4.8 years.

Debt Covenants

As of December 30, 2024, the Company was in compliance with the financial covenants under the Senior Notes due 2029, Term Loan Facility, and ABL Revolving Loans.

Loss on Extinguishment of Debt

During the year ended January 1, 2024, the Company recognized loss on extinguishment of debt of $1,154, primarily associated with the write-off of the remaining unamortized debt issuance costs and debt discount as a result of the repayment of the remaining outstanding balance of the Term Loan Facility that was due to mature September 2024.

(9)
Income Taxes

The components of income before income taxes were as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
United States	$(36,745)	$(105,101)	$(52,468)
Foreign	120,694	105,398	235,331
Income before income taxes	$83,949	$297	$182,863

The Company expects its earnings attributable to foreign subsidiaries will not be indefinitely reinvested, except for certain subsidiaries, and the Company has established a deferred tax liability of approximately $3,693 and $1,267 for the foreign and U.S. federal/state impact, respectively. For those other companies with earnings currently being reinvested outside of the U.S., the undistributed earnings amounted to approximately $60,769 as of December 30, 2024. The determination of the unrecognized deferred tax liability related to these undistributed earnings is approximately $2,687.

The components of income tax provision were as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
Current (provision) benefit:
Federal	$(2,984)	$445	$(2,591)
State	(2,958)	(1,592)	(1,812)
Foreign	(22,934)	(29,094)	(23,453)
Total current	(28,876)	(30,241)	(27,856)
Deferred benefit (provision):
Federal	340	1,321	(29,093)
State	85	271	(3,905)
Foreign	801	9,634	(27,426)
Total deferred	1,226	11,226	(60,424)
Income tax provision	$(27,650)	$(19,015)	$(88,280)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of the provision for income taxes at the statutory federal income tax rate compared to the Company’s provision for income taxes were as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
Statutory federal income tax provision	$(17,629)	$(62)	$(38,401)
State income taxes, net of federal benefit and state tax credits	(672)	(1,875)	1,750
IRC Section 162(m) limitation	(1,467)	(2,121)	(791)
Stock options	453	(651)	(599)
Global Intangible Low-Taxed Income	(7,435)	(12,639)	(19,240)
Foreign tax credits	10,131	14,916	17,343
Permanently reinvested earnings assertion	(2,634)	(3,934)	(2,721)
Foreign tax differential on foreign earnings & other permanent items	6,928	3,788	1,504
Change in valuation allowance	(13,650)	(13,460)	(50,805)
Uncertain tax positions	—	957	(85)
Federal research and development credits	6,052	4,665	4,319
Goodwill impairment	(6,846)	(9,261)	—
Other	(881)	662	(554)
Income tax provision	$(27,650)	$(19,015)	$(88,280)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets (liabilities) were as follows:

	As of
	December 30, 2024	January 1, 2024
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$29,974	$30,098
Reserves and accruals	57,453	60,023
Interest expense limitation	41	959
Unrealized gain on cash flow hedge	—	(1,221)
Tax credit carryforwards	33,559	35,760
Stock-based compensation	6,591	5,312
Property, plant, and equipment	3,748	4,733
Intangible and capitalized research expenditure amortization	7,601	—
Other deferred income tax assets	880	883
	139,847	136,547
Less: Valuation allowance	(95,373)	(81,779)
	44,474	54,768
Deferred income tax liabilities:
Debt discount and issuance cost	(1,582)	—
Repatriation of foreign earnings	(4,961)	(7,137)
Property, plant, and equipment basis differences	(74,632)	(73,072)
Goodwill and intangible amortization	(1,358)	(11,551)
Unrealized gain on cash flow hedge	(1,895)	—
Other deferred income tax liabilities	(465)	(5,149)
Net deferred income tax liabilities (included in other long-term liabilities and deposits and other non-current assets)	$(40,419)	$(42,141)

As of December 30, 2024, the Company had the following net operating loss (NOLs) carryforwards: $78,492 in the U.S. for federal, $24,132 in various U.S. states, $33,344 in China, $23,582 in Hong Kong, and $26,008 in Malaysia. The U.S. federal NOLs expire in 2029 through 2032, the various U.S. states’ NOLs expire in 2025 through 2044, the China NOLs expire in 2029 through 2034, and the Hong Kong and Malaysia NOLs carryforward indefinitely. Further, the Company’s tax credits were approximately $43,752, of which $5,849 carryforward indefinitely.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

In connection with the Company’s acquisition of Viasystems during 2015, there was more than a 50% change in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued there under. As a consequence, the utilization of the remaining Viasystems U.S. NOLs is limited to approximately $9,826 per year and total $78,492.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The Company established a valuation allowance on its U.S. net deferred tax assets in the current year mainly due to cumulative book losses in the U.S. In addition, certain subsidiaries in various tax jurisdictions continue to have NOL carryforwards, which the Company has determined are not more likely than not to be utilized. As a result, a full valuation allowance has been recorded for these subsidiaries as of December 30, 2024. For the remaining net deferred income tax assets, management has determined that it is more likely than not that the results of future operations will generate sufficient income to realize the net deferred tax assets.

A summary of the activity in the Company’s valuation allowance was as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
Balance at beginning of year	$81,779	$67,173	$16,541
Additions charged to expense	13,743	13,811	51,748
Addition related to acquisition	—	1,187	—
Other reduction charged to expense	(149)	(392)	(1,116)
Balance at end of year	$95,373	$81,779	$67,173

Certain entities within China qualified for the high and new technology enterprise (HNTE) status enabling those entities to enjoy certain benefits, which were effective for the years ended December 30, 2024, January 1, 2024, and January 2, 2023. The HNTE status as well as enhanced research and development (R&D) deductions decreased Chinese taxes. HNTE and R&D benefit and effect on earnings per share were as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands, except per share data)
HNTE and R&D benefits	$5,187	$6,056	$13,480
Basic shares	101,781	102,744	102,074
Diluted shares	104,098	102,744	103,866
Increases earnings per share:
Basic	$0.05	$0.06	$0.13
Diluted	0.05	0.06	0.13

HNTE status expired for certain subsidiaries in 2024, but the Company expects to continue to file for renewal of such HNTE status for the foreseeable future.

With respect to its Malaysian operations, the Company received official notification from Malaysia Investment Development Authority (MIDA) in December 2023 that the Company's application for an incentive was approved. The incentive provided by MIDA is for a special tax rate of 0% for three, five-year periods (totaling 15 years) as long as the Malaysian operations meet specific requirements outlined in the notice. Starting in 2024, the Company's Malaysian operations will be subject to a 0% tax rate (absent any applicable impact from the global minimum tax of 15% under the Organization for Economic Co-operation and Development’s (OECD) Pillar Two). No tax benefit was recognized for the year ended December 30, 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of accrued interest and penalties, were as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
Balance at beginning of year	$10,363	$9,778	$9,442
Additions based on tax positions related to the current year	1,220	934	820
Additions for tax positions of prior years	—	13	—
Reductions for tax positions of prior years	(3)	—	(72)
Lapse of statute of limitations	(941)	(362)	(412)
Balance at end of year	$10,639	$10,363	$9,778

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 30, 2024, the Company increased uncertain tax positions by $276 due to U.S. R&D credit generation in 2024, offset by the release of uncertain tax positions due to the statute of limitations expiration.

As of December 30, 2024 and January 1, 2024, the Company recorded unrecognized tax benefits of $446 and $449, respectively, as well as interest and penalties of $475 and $434, respectively, to other current liabilities and other long-term liabilities. The Company has also recorded unrecognized tax benefits of $10,193 and $9,914 against certain deferred tax assets as of December 30, 2024 and January 1, 2024, respectively. The amount of unrecognized tax benefits that would, if recognized, reduce the Company’s effective income tax rate in any future periods is $921 including interest and penalties. The Company expects its unrecognized tax benefits to decrease by $244 along with related interest of $445 over the next twelve months due to expiring statutes.

As of December 30, 2024, the Company is open for (1) U.S. federal income tax examination for the period from 2021 to 2024 and NOL and credit carryforwards are subject to adjustment for three years post utilization; (2) state and local income tax examination for tax years 2020 to 2024 and NOL and credit carryforwards are subject to adjustment for four years post utilization; and (3) foreign income tax examinations generally for tax years from 2014 to 2024.

(10)
Segment Information

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker (CODM), who is the President and Chief Executive Officer, to assess performance and to allocate resources. They are managed separately because each business manufactures at different stages in the electrical equipment manufacturing value chain and has different margins. The CODM uses segment operating income to allocate resources such as employees and capital resources for each segment during the Company’s annual budgeting and forecasting process. On a quarterly basis, the CODM considers variances in forecast to actual, prior quarter actual to current quarter actual, prior year quarter actual to current quarter actual, and the next quarter forecast to current quarter actual for segment operating income when making decisions about deploying personnel and capital resources to the segments. Separate segment asset measures are not used as a basis for the CODM to evaluate the performance of or to allocate resources to the segments.

The PCB reportable segment consists of PCBs, engineered systems using customer-supplied engineering and design plans as well as long-term contracts related to the design and manufacture of highly sophisticated intelligence, surveillance, and communications solutions, components, assemblies, and subsystems. The RF&S Components reportable segment consists of components, assemblies, subsystems, and completed systems which service its RF&S Components and certain aerospace and defense customers.

Effective January 1, 2025, the Company changed its organization structure to enhance clarity in sector performance, accountability, and operating costs by clearly allocating resources to either Aerospace and Defense, Commercial, or RF&S Components. To align the new operating model and business structure, the Company is making management organizational changes and implementing new reporting and processes to provide discrete information to manage the business. Management is currently evaluating the impact of this change in organization structure on its assessment of operating segments.

Reconciliations of net sales and segment operating income were as follows:

	For the Year Ended December 30, 2024
	PCB	RF&S Components	Total
	(In thousands)
Reconciliation of net sales
Gross sales	$2,414,983	$37,317	$2,452,300
Less: Inter-segment sales	(9,368)	(179)	(9,547)
Net sales	2,405,615	37,138	2,442,753
Less:
Cost of goods sold	(1,918,001)	(19,139)	(1,937,140)
Operating expenses	(139,223)	(9,511)	(148,734)
Segment operating income	$348,391	$8,488	356,879
Reconciliation of segment operating income
Other profit or (loss) (1)			(33,479)
Unallocated amounts:
Stock-based compensation			(29,780)
Other corporate expenses			(132,685)
Amortization of definite-lived intangibles (2)			(44,892)
Interest expense			(47,515)
Other, net			15,421
Income before income taxes			$83,949

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended January 1, 2024
	PCB	RF&S Components	Total
	(In thousands)
Reconciliation of net sales
Gross sales	$2,199,547	$38,619	$2,238,166
Less: Inter-segment sales	(5,501)	(98)	(5,599)
Net sales	2,194,046	38,521	2,232,567
Less:
Cost of goods sold	(1,771,811)	(17,540)	(1,789,351)
Operating expenses	(127,565)	(10,124)	(137,689)
Segment operating income	$294,670	$10,857	305,527
Reconciliation of segment operating income
Other profit or (loss) (1)			(65,994)
Unallocated amounts:
Stock-based compensation			(22,887)
Other corporate expenses			(112,754)
Amortization of definite-lived intangibles (2)			(61,576)
Interest expense			(48,124)
Loss on extinguishment of debt			(1,154)
Gain on sale of subsidiary			1,270
Other, net			5,989
Income before income taxes			$297

	For the Year Ended January 2, 2023
	PCB	RF&S Components	Total
	(In thousands)
Reconciliation of net sales
Gross sales	$2,446,572	$57,104	$2,503,676
Less: Inter-segment sales	(8,630)	—	(8,630)
Net sales	2,437,942	57,104	2,495,046
Less:
Cost of goods sold	(2,001,348)	(21,509)	(2,022,857)
Operating expenses	(123,655)	(12,060)	(135,715)
Segment operating income	$312,939	$23,535	336,474
Reconciliation of segment operating income
Other profit or (loss) (1)			46,306
Unallocated amounts:
Stock-based compensation			(19,525)
Other corporate expenses			(110,216)
Amortization of definite-lived intangibles (2)			(42,631)
Interest expense			(45,517)
Other, net			17,972
Income before income taxes			$182,863

(1)
Represents elimination of inter-segment sales, accelerated depreciation associated with plant closures, gain on sale of assets, unrealized gain/loss on commodity hedge, acquisition costs, non-cash goodwill impairment charge, restructuring, and purchase accounting related inventory markup.
(2)
Amortization of definite-lived intangibles relates to the PCB and RF&S Components reportable segments, but is not reviewed separately by the CODM. For the years ended December 30, 2024, January 1, 2024, and January 2, 2023, amortization expense of $9,342, $12,292, and $3,442, respectively, is included in cost of goods sold for the PCB reportable segment. For the years ended January 1, 2024 and January 2, 2023, amortization expense of $609 and $2,092, respectively, is included in cost of goods sold for the RF&S Components reportable segment.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Depreciation expense by reportable segment was as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
PCB	$95,232	$90,957	$82,760
RF&S Components	1,693	1,833	1,798
Segment total	96,925	92,790	84,558
Corporate	8,308	6,365	6,718
Total	$105,233	$99,155	$91,276

The Company markets and sells its products in approximately 60 countries. Other than in the United States and Taiwan, the Company does not conduct business in any country in which its net sales in that country exceed 10% of the Company’s total net sales. Net sales are attributed to countries by country invoiced and were as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
United States	$1,232,288	$1,263,065	$1,224,334
Taiwan	274,345	177,042	127,657
Other	936,120	792,460	1,143,055
Total	$2,442,753	$2,232,567	$2,495,046

Long-lived assets include property, plant, and equipment, goodwill, and definite-lived intangibles and were as follows:

	As of
	December 30, 2024	January 1, 2024
	(In thousands)
United States	$1,171,611	$1,235,255
China	357,159	346,602
Other	203,141	165,256
Total	$1,731,911	$1,747,113

(11)
Accumulated Other Comprehensive Loss

A summary of the components of accumulated other comprehensive loss, net of tax is as follows:

	Foreign Currency Translation	Pension Obligation	Cash Flow Hedges	Total
	(In thousands)
Balance as of January 2, 2023	$(25,984)	$1,279	$(85)	$(24,790)
Other comprehensive (loss) income before reclassifications	(6,876)	1,251	4,061	(1,564)
Amounts reclassified from accumulated other comprehensive loss	—	—	(2,713)	(2,713)
Net year to date other comprehensive (loss) income	(6,876)	1,251	1,348	(4,277)
Balance as of January 1, 2024	(32,860)	2,530	1,263	(29,067)
Other comprehensive (loss) income before reclassifications	(897)	1,082	4,147	4,332
Amounts reclassified from accumulated other comprehensive loss	—	—	(3,147)	(3,147)
Net year to date other comprehensive (loss) income	(897)	1,082	1,000	1,185
Balance as of December 30, 2024	$(33,757)	$3,612	$2,263	$(27,882)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(12)
Stock-Based Compensation

Incentive Compensation Plan

The Company maintains a 2023 Incentive Compensation Plan (the Plan), which allows for issuance of up to 5,100 shares through its latest possible expiration date in May 2033.

The Plan provides for the grant of PRUs, RSUs, and stock appreciation rights. The exercise price for awards is determined by the Compensation Committee of the Board of Directors. Each award shall vest and expire as determined by the Compensation Committee of the Board of Directors, with PRUs and RSUs generally vesting over three years for employees and one year for non‑employee directors. PRUs and RSUs do not have voting rights. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan.

As of December 30, 2024, 740 PRUs, 4,106 RSUs, and 60 stock options were outstanding under the Plan. Included in the 740 PRUs outstanding as of December 30, 2024 are 411 vested but not yet released. Included in the 4,106 RSUs outstanding as of December 30, 2024 are 641 vested but not yet released RSUs associated with non-employee directors. These RSUs vest over one year with release of the underlying shares of common stock deferred until retirement from the Board of Directors (or until one year after retirement in the case of certain prior grants).

Performance-based Restricted Stock Units

The Company maintains a long-term incentive program for executives that provides for the issuance of PRUs, representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period depends on performance during the period and may range from zero to 2.4 times the target number for PRUs awarded before 2023 and zero to 2.0 times the target number for PRUs awarded in 2023 and thereafter. For PRUs awarded before 2023, the performance metrics of the PRU program are based on (1) annual financial targets, which are based on revenue and earnings before interest, tax, depreciation, and amortization expense (EBITDA), each equally weighted, and (2) an overall modifier based on the Company’s total stockholder return (TSR) relative to a group of peer companies selected by the Company’s Compensation Committee, over the three year performance period. For PRUs awarded in 2023 and thereafter, the performance metrics of the PRU program are based on (1) annual financial targets, which are based on revenue and EBITDA, each equally weighted, and (2) the three-year TSR performance result, which will be an additive component to the Company’s financial results of the aggregated three-year measurement period.

Under the PRU program, financial goals with respect to one or more target milestones are set at the beginning of each year and performance is reviewed at the end of that year. The percentage to be applied to each participant’s target award ranges from zero to 160% for PRUs awarded before 2023 and zero to 200% for PRUs awarded in 2023 and thereafter, based upon the extent to which the target milestones are achieved. If specific performance threshold levels for the target milestones are met, the amount earned for that element over the three-year performance period will be applied equally for PRUs awarded before 2023 and 80% for PRUs awarded in 2023 and thereafter, of the participants’ PRU award to determine the number of units earned.

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

Recipients of PRU awards generally must remain employed by the Company on a continuous basis through the end of the three‑year performance period in order to receive any amount of the PRUs covered by that award. In events such as death, disability, or retirement, the recipient may be entitled to pro-rata amounts of PRUs as defined in the Plan. Target shares subject to PRU awards do not have voting rights of common stock until earned and issued following the end of the three-year performance period.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the annual financial performance goals to be achieved. As of December 30, 2024, management determined that vesting of the PRU awards was probable. PRU activity for the year ended December 30, 2024 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding shares as of January 1, 2024	342	$15.64
Granted	351	19.51
Vested	(411)	15.23
Forfeited / cancelled	(15)	15.23
Change in units due to annual performance achievement	62	14.81
Outstanding shares as of December 30, 2024	329	$20.14

The fair value of PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. The following assumptions were used in determining the fair value:

	For the Year Ended
	December 30, 2024 (1)	January 1, 2024 (2)	January 2, 2023 (3)
Weighted-average fair value	$19.51	$16.36	$15.02
Risk-free interest rate	4.42%	4.46%	1.44%
Dividend yield	—	—	—
Expected volatility	41%	42%	30%

(1)
Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2022, the second year of the three-year performance period applicable to PRUs granted in 2023, and the first year of the three-year performance period applicable to PRUs granted in 2024.
(2)
Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2021, the second year of the three-year performance period applicable to PRUs granted in 2022, and the first year of the three-year performance period applicable to PRUs granted in 2023.
(3)
Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2020, the second year of the three-year performance period applicable to PRUs granted in 2021, and the first year of the three-year performance period applicable to PRUs granted in 2022.

The risk-free interest rate for the expected term of PRUs is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is calculated using the Company’s historical stock price.

Restricted Stock Units

RSU activity for the year ended December 30, 2024 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested RSUs outstanding as of January 1, 2024	3,453	$13.52
Granted	1,794	19.32
Vested	(1,615)	18.93
Cancelled	(167)	14.89
Non-vested RSUs outstanding as of December 30, 2024	3,465	$16.47
Vested and expected to vest through 2027 as of December 30, 2024	4,106	$15.78

The fair value of the Company’s RSUs is determined based upon the closing common stock price on the grant date. The weighted average fair value per unit of RSUs granted was $19.32, $13.85, and $12.72 for the years ended December 30, 2024, January 1, 2024, and January 2, 2023, respectively. The total fair value of RSUs vested for the years ended December 30, 2024, January 1, 2024, and January 2, 2023 was $30,575, $19,928, and $15,510, respectively.

Stock Options

As of December 30, 2024, stock options outstanding was 60. This is not material to the consolidated financial statements of the Company.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock-based Compensation Expense and Unrecognized Compensation Costs

Stock-based compensation expense recognized in the accompanying consolidated statements of operations was as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands)
Cost of goods sold	$9,342	$7,455	$5,846
Selling and marketing	3,845	3,205	2,749
General and administrative	15,322	11,088	9,808
Research and development	1,271	1,139	1,122
Total	$29,780	$22,887	$19,525

A summary of total unrecognized compensation costs as of December 30, 2024 was as follows:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$42,838	4.9
PRU awards	12,418	1.6
Total	$55,256

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

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	As of December 30, 2024		As of January 1, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$1,765	$1,765	$3,282	$3,282
Derivative assets, non-current	1,326	1,326	—	—
Derivative liabilities, current	667	667	297	297
Derivative liabilities, non-current	—	—	1,476	1,476
Senior Notes due March 2029	496,638	464,325	495,915	455,035
Term Loan due May 2030	339,205	346,930	341,921	351,743
ABL Revolving Loans	80,000	80,000	80,000	80,000
Other loan	2,311	2,311	—	—

The fair value of the derivative instruments was determined using pricing models developed based on the 1-month CME Term SOFR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of December 30, 2024 and January 1, 2024, which are considered Level 2 inputs.

The fair value of plan assets in the defined benefit plan of $23,297 and $23,249 as of December 30, 2024 and January 1, 2024, respectively, were not included in the table above and was estimated based on quoted market prices of the securities that are actively traded and price quotes that are readily available, which are considered Level 1 inputs.

As of December 30, 2024 and January 1, 2024, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

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

As of December 30, 2024 and January 1, 2024, the Company’s goodwill balance related to its RF&S Components reporting unit of $31,300 and $63,900, respectively, was measured at fair value on a nonrecurring basis. The Company recorded a non-cash goodwill impairment charge of $32,600 and $44,100 related to its RF&S Components reporting unit during the years ended December 30, 2024 and January 1, 2024, respectively. The fair value of goodwill was determined using both a DCF and a market approach, which are considered Level 3 inputs. The Company used risk adjusted discount rate of 12% to discount the expected future cash flows in both 2024 and 2023. There was no impairment of long-lived assets recognized for the years ended December 30, 2024, January 1, 2024, and January 2, 2023.

(14)
Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of December 30, 2024 and January 1, 2024 and included as a component of other current liabilities. However, these amounts are not material to the consolidated financial statements of the Company.

Offset Agreements

The Company has and may continue to enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for products and services from customers in foreign countries. These agreements are intended to promote investment in the applicable country, and the Company’s obligations under these agreements may be satisfied through activities that do not require the Company to use cash, including transferring technology or providing manufacturing and other consulting support. The obligations under these agreements may also be satisfied through the use of cash for activities such as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. As of December 30, 2024, the Company had outstanding offset agreements of approximately $27,268, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event the Company fails to perform in accordance with contract requirements. To date, the Company has not been obligated to pay any such penalties.

Supplier Finance Program Obligations

The Company has agreements with financial institutions to facilitate payments to certain suppliers. Under the terms of the agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. The supplier receives payment from the financial institution, and the Company pays the financial institution based on the terms negotiated, which generally range from 160 days to 360 days. Liabilities associated with these agreements are recorded in accounts payable on the consolidated balance sheets and amounted to $17,218 and $18,832 as of December 30, 2024 and January 1, 2024, respectively.

The details of the outstanding obligations confirmed as valid under the Company’s supplier finance program are as follows:

For the Year Ended December 30, 2024
(In thousands)
Confirmed obligations outstanding at beginning of year	$18,832
Invoices confirmed during the year	22,887
Confirmed invoices paid during the year	(24,983)
Effect of foreign currency exchange rates	482
Confirmed obligations outstanding at end of year	$17,218

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(15)
Earnings (Loss) Per Share

The reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

	For the Year Ended
	December 30, 2024	January 1, 2024	January 2, 2023
	(In thousands, except per share amounts)
Net income (loss)	$56,299	$(18,718)	$94,583

Basic weighted average shares	101,781	102,744	102,074
Dilutive effect of PRUs, RSUs, and stock options	2,317	—	1,791
Dilutive effect of outstanding warrants	—	—	1
Diluted shares	104,098	102,744	103,866

Earnings (loss) per share:
Basic earnings (loss) per share	$0.55	$(0.18)	$0.93
Diluted earnings (loss) per share	0.54	(0.18)	0.91

For the years ended December 30, 2024 and January 2, 2023, PRUs, RSUs, and stock options to purchase 158 and 535 shares of common stock, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met, and for the RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method was greater than the average market price of common stock during the applicable year and, as a result, the impact would be anti-dilutive.

For the year ended January 1, 2024, potential shares of common stock, consisting of stock options to purchase 60 shares of common stock at exercise prices ranging from $11.83 to $16.60 per share, 3,527 RSUs, and 668 PRUs were not included in the computation of diluted earnings per share because the Company incurred a net loss and as a result, the impact would be anti-dilutive.

(16)
Restructuring Charges

On February 8, 2023, the Company announced a consolidation plan, pursuant to which the Company ceased operations at three of its manufacturing facilities during the year ended January 1, 2024 and consolidated the operations of those facilities into other Company facilities. The three manufacturing facilities are PCB operations located in Anaheim and Santa Clara, California, and Hong Kong. The Company recorded $27,439 of restructuring charges and $6,032 of accelerated depreciation since the February 8, 2023 announcement.

In addition to this consolidation plan, the Company recognized employee separation, contract termination, and other costs during the year ended December 30, 2024 in connection with other global realignment restructuring efforts. Contract termination and other costs primarily represented plant closure costs.

Restructuring costs by reportable segment were as follows:

	For the Year Ended
	December 30, 2024			January 1, 2024			January 2, 2023
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
PCB	$466	$7,640	$8,106	$13,780	$9,877	$23,657	$2,510	$1,036	$3,546
RF&S Components	—	—	—	14	—	14	—	—	—
Corporate and Other	2,411	683	3,094	305	376	681	31	517	548
Total	$2,877	$8,323	$11,200	$14,099	$10,253	$24,352	$2,541	$1,553	$4,094

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Accrued restructuring costs are included as a component of other current liabilities in the consolidated balance sheet. The utilization of the accrued restructuring costs was as follows:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of January 2, 2023	$2,510	$3	$2,513
Charged to expense	14,099	10,253	24,352
Amount paid, net of government contributions eligible for offsetting	(15,615)	(10,071)	(25,686)
Accrued as of January 1, 2024	994	185	1,179
Charged to expense	2,877	8,323	11,200
Amount paid	(794)	(8,099)	(8,893)
Accrued as of December 30, 2024	$3,077	$409	$3,486

(17)
Preferred Stock

The Board of Directors has the authority, without action by stockholders, to designate and issue preferred stock in one or more series. The Board of Directors may also designate the rights, preferences, and privileges of each series of preferred stock, any or all of which may be superior to the rights of the common stock. As of December 30, 2024, no shares of preferred stock were outstanding.