Form 10-Q
period 2025-03-31
TTM TECHNOLOGIES INC
filed 2025-05-06
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 2, 2025, there were outstanding 101,630,335 shares of the registrant’s Common Stock, $0.001 par value.

TTM TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of March 31, 2025 and December 30, 2024

	As of
	March 31, 2025	December 30, 2024
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$411,260	$503,932
Accounts receivable, net	496,216	448,611
Contract assets	378,215	381,382
Inventories	246,837	224,985
Prepaid expenses and other current assets	51,820	47,834
Total current assets	1,584,348	1,606,744
Property, plant, and equipment, net	888,086	869,957
Operating lease right-of-use assets	78,076	78,252
Goodwill	670,135	670,135
Definite-lived intangibles, net	182,595	191,819
Deposits and other non-current assets	51,359	55,587
Total assets	$3,454,599	$3,472,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$3,800	$3,795
Accounts payable	395,127	406,221
Contract liabilities	175,400	170,915
Accrued salaries, wages, and benefits	91,594	108,149
Other current liabilities	98,615	119,974
Total current liabilities	764,536	809,054
Long-term debt, net of discount and issuance costs	913,846	914,359
Operating lease liabilities	77,851	77,509
Other long-term liabilities	111,365	107,748
Total long-term liabilities	1,103,062	1,099,616
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 113,486 and 113,161 shares issued as of March 31, 2025 and December 30, 2024, respectively; 101,622 and 101,997 shares outstanding as of March 31, 2025 and December 30, 2024, respectively	113	113
Treasury stock – common stock at cost; 11,864 and 11,164 shares as of March 31, 2025 and December 30, 2024, respectively	(175,445)	(157,570)
Additional paid-in capital	919,528	910,741
Retained earnings	870,600	838,422
Accumulated other comprehensive loss	(27,795)	(27,882)
Total stockholders’ equity	1,587,001	1,563,824
Total liabilities and stockholders' equity	$3,454,599	$3,472,494

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended March 31, 2025 and April 1, 2024

	For the Quarter Ended
	March 31, 2025	April 1, 2024
	(Unaudited)
	(In thousands, except per share data)
Net sales	$648,668	$570,113
Cost of goods sold	517,696	466,394
Gross profit	130,972	103,719
Operating expenses:
Selling and marketing	21,271	20,294
General and administrative	43,774	43,670
Research and development	8,064	7,321
Amortization of definite-lived intangibles	6,889	11,429
Restructuring charges	714	3,938
Total operating expenses	80,712	86,652
Operating income	50,260	17,067
Other (expense) income:
Interest expense	(11,464)	(12,324)
Other, net	2,195	9,326
Total other expense, net	(9,269)	(2,998)
Income before income taxes	40,991	14,069
Income tax provision	(8,813)	(3,603)
Net income	$32,178	$10,466

Earnings per share:
Basic earnings per share	$0.32	$0.10
Diluted earnings per share	0.31	0.10

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarters Ended March 31, 2025 and April 1, 2024

	For the Quarter Ended
	March 31, 2025	April 1, 2024
	(Unaudited)
	(In thousands)
Net income	$32,178	$10,466
Other comprehensive income (loss), net of tax:
Pension obligation adjustments, net	1,174	—
Foreign currency translation adjustments, net	44	(802)
Net unrealized (loss) gain on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the period, net	(1,383)	3,819
Amounts realized in the statement of operations, net	252	(867)
Net	(1,131)	2,952
Other comprehensive income, net of tax	87	2,150
Comprehensive income, net of tax	$32,265	$12,616

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Quarters Ended March 31, 2025 and April 1, 2024

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 30, 2024	113,161	$113	(11,164)	$(157,570)	$910,741	$838,422	$(27,882)	$1,563,824
Net income	—	—	—	—	—	32,178	—	32,178
Other comprehensive income	—	—	—	—	—	—	87	87
Issuance of common stock for performance-based restricted stock units	305	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	20	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(700)	(17,875)	—	—	—	(17,875)
Stock-based compensation	—	—	—	—	8,787	—	—	8,787
Balance, March 31, 2025	113,486	$113	(11,864)	$(175,445)	$919,528	$870,600	$(27,795)	$1,587,001

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, January 1, 2024	111,282	$111	(9,174)	$(123,091)	$880,963	$782,123	$(29,067)	$1,511,039
Net income	—	—	—	—	—	10,466	—	10,466
Other comprehensive income	—	—	—	—	—	—	2,150	2,150
Issuance of common stock for performance-based restricted stock units	227	1	—	—	(1)	—	—	—
Issuance of common stock for restricted stock units	41	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(600)	(9,334)	—	—	—	(9,334)
Stock-based compensation	—	—	—	—	6,787	—	—	6,787
Balance, April 1, 2024	111,550	$112	(9,774)	$(132,425)	$887,749	$792,589	$(26,917)	$1,521,108

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended March 31, 2025 and April 1, 2024

	For the Quarter Ended
	March 31, 2025	April 1, 2024
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$32,178	$10,466
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant, and equipment	26,863	24,696
Amortization of definite-lived intangible assets	9,224	13,765
Amortization of debt discount and issuance costs	531	518
Deferred income taxes	157	1,104
Stock-based compensation	8,787	6,787
Other	2,008	(1,465)
Changes in operating assets and liabilities:
Accounts receivable, net	(47,605)	46,020
Contract assets	3,167	(28,464)
Inventories	(21,852)	(7,440)
Prepaid expenses and other current assets	(2,434)	(5,103)
Accounts payable	(3)	7,275
Contract liabilities	4,485	(9,127)
Accrued salaries, wages, and benefits	(16,555)	(10,012)
Other current liabilities	(9,606)	(5,125)
Net cash (used in) provided by operating activities	(10,655)	43,895
Cash flows from investing activities:
Purchase of property, plant, and equipment and other assets	(63,318)	(49,342)
Proceeds from sale of property, plant, and equipment and other assets	98	46
Proceeds from sale of Shanghai E-MS (SH E-MS) property	—	6,737
Net cash used in investing activities	(63,220)	(42,559)
Cash flows from financing activities:
Repurchases of common stock	(17,875)	(9,334)
Repayment of long-term debt borrowings	(947)	(1,750)
Net cash used in financing activities	(18,822)	(11,084)
Effect of foreign currency exchange rates on cash and cash equivalents	25	(72)
Net decrease in cash and cash equivalents	(92,672)	(9,820)
Cash and cash equivalents at beginning of period	503,932	450,208
Cash and cash equivalents at end of period	$411,260	$440,388
Supplemental cash flow information:
Cash paid, net for interest	$17,001	$19,579
Cash paid, net for income taxes	10,406	4,313
Supplemental disclosure of non-cash investing activities:
Property, plant, and equipment recorded in accounts payable and other current liabilities	$53,637	$68,990

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due, in part, to the conflict between Russia and Ukraine as well as other global regions and the imposition of, or changes to, tariffs by the United States as well as retaliatory tariffs or measures by other countries, the global economy and financial markets have been volatile in recent periods. As such, the Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. The actual results the Company experienced may differ materially and adversely from its estimates. The Company uses a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures, but expects additional disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The update will be effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements not yet issued or made available for issuance. The Company will adopt ASU 2023-09 in its 2025 fiscal year Form 10-K. This ASU will impact only the Company's disclosures with no impacts to the results of operations, cash flows, and financial condition.

(2) Share Repurchase Program

On May 3, 2023, the Company's Board of Directors authorized and approved a share repurchase program (2023 Repurchase Program), under which the Company was permitted to repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through May 3, 2025. The Company may repurchase shares through open market purchases, privately‑negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (Exchange Act), which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. In addition, the Company adopted one trading plan in accordance with Rule 10b5-1 of the Exchange

Act to facilitate certain purchases that may be effected under the share repurchase program. The timing, manner, price, and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated, or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares.

During the quarter ended March 31, 2025, the Company repurchased 700 shares of common stock for a total cost of $17,875 (including commissions). As of March 31, 2025, the remaining amount in value available to be repurchased under the 2023 Repurchase Program was approximately $23,213.

(3) Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $151,458 and $207,909 as of March 31, 2025 and December 30, 2024, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of March 31, 2025, one customer accounted for 10% of the Company's accounts receivable. There were no customers that accounted for 10% or more of the Company's accounts receivable as of December 30, 2024.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter ended March 31, 2025, one customer accounted for approximately 12% of the Company's net sales. For the quarter ended April 1, 2024, two customers collectively accounted for approximately 22% of the Company's net sales.

(4) Revenues

As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for long‑term contracts was $406,807. The Company expects to recognize revenue on approximately 53% of the remaining performance obligations for the Company’s long-term contracts over the next 12 months with the remaining amount expected to be recognized thereafter.

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of March 31, 2025 and December 30, 2024 were $37,731 and $36,976, respectively.

Revenue recognized for the quarter ended March 31, 2025 from amounts recorded as contract liabilities as of December 30, 2024 was $22,496. Revenue recognized for the quarter ended April 1, 2024 from amounts recorded as contract liabilities as of January 1, 2024 was $18,214.

Revenue from products and services transferred to customers over time and at a point in time accounted for 96% and 4%, respectively, of the Company’s revenue for both the quarters ended March 31, 2025 and April 1, 2024.

Disaggregated revenue by principal end markets within reportable segments was as follows:

	For the Quarter Ended
	March 31, 2025			April 1, 2024
	PCB	RF and Specialty Components (RF&S Components)	Total	PCB	RF&S Components	Total
	(In thousands)
End Markets:
Aerospace and Defense	$305,689	$—	$305,689	$264,776	$—	$264,776
Automotive	71,678	—	71,678	73,617	—	73,617
Data Center Computing	137,236	667	137,903	119,377	59	119,436
Medical/Industrial/Instrumentation	82,293	909	83,202	78,793	734	79,527
Networking	42,952	7,244	50,196	25,278	7,479	32,757
Total	$639,848	$8,820	$648,668	$561,841	$8,272	$570,113

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	March 31, 2025	December 30, 2024
	(In thousands)
Inventories:
Raw materials	$192,988	$178,066
Work-in-process	50,519	45,580
Finished goods	3,330	1,339
Inventories	$246,837	$224,985

Property, plant, and equipment, net:
Land and land use rights	$69,598	$69,788
Buildings and improvements	523,768	515,773
Machinery and equipment	1,141,751	1,116,658
Furniture and fixtures and other	11,242	11,115
Construction-in-progress	81,493	75,502
Property, plant, and equipment, gross	1,827,852	1,788,836
Less: Accumulated depreciation	(939,766)	(918,879)
Property, plant, and equipment, net	$888,086	$869,957

Other current liabilities:
Income taxes payable	$11,737	$15,919
Sales return and allowances	10,687	10,777
Accrued facility operating costs	9,788	8,925
Warranty	8,099	7,685
Housing fund	8,070	7,927
Operating leases	7,916	7,556
Accrued professional fees	3,683	3,606
Interest	3,593	9,054
Restructuring	1,499	3,486
Other	33,543	45,039
Other current liabilities	$98,615	$119,974

Other long-term liabilities:
Deferred income taxes	$41,520	$41,362
Customer deposits	28,390	28,390
Finance leases	16,245	11,985
Other	25,210	26,011
Other long-term liabilities	$111,365	$107,748

(6) Goodwill

Goodwill by reportable segment was as follows:

	PCB	RF&S Components	Total
	(In thousands)
As of March 31, 2025 and December 30, 2024
Goodwill	$810,235	$177,200	$987,435
Accumulated impairment losses	(171,400)	(145,900)	(317,300)
Carrying amount	$638,835	$31,300	$670,135

(7) Definite-lived Intangibles

The components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
As of March 31, 2025
Customer relationships	$323,500	$(168,599)	$154,901	11.8
Technology	66,650	(38,956)	27,694	8.2
Total	$390,150	$(207,555)	$182,595

As of December 30, 2024
Customer relationships	$323,500	$(161,710)	$161,790	11.8
Technology	66,650	(36,621)	30,029	8.2
Total	$390,150	$(198,331)	$191,819

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $9,224 and $13,765 for the quarters ended March 31, 2025 and April 1, 2024, respectively. For the quarters ended March 31, 2025 and April 1, 2024, $2,335 and $2,336 of amortization expense was included in cost of goods sold, respectively.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2025	$27,673
2026	36,897
2027	34,543
2028	30,997
2029	22,355
Thereafter	30,130
Total	$182,595

(8) Long-term Debt and Letters of Credit

Long-term debt was as follows:

	As of
	March 31, 2025		December 30, 2024
	Interest Rate	Principal Outstanding	Interest Rate	Principal Outstanding
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due May 2030	6.57	344,768	6.59	345,634
Asia ABL Revolving Loan due June 2028	5.62	80,000	5.64	80,000
Other	5.99	2,230	5.99	2,311
Total debt		926,998		927,945
Less: Unamortized debt issuance costs		(6,625)		(6,951)
Less: Unamortized debt discount		(2,727)		(2,840)
Subtotal		917,646		918,154
Less: Current maturities		(3,800)		(3,795)
Long-term debt, less current maturities		$913,846		$914,359

Debt Covenants

Borrowings under the Senior Notes due 2029 and Term Loan Facility due 2030 (Term Loan Facility) are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments.

Under the occurrence of certain events, the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively, the ABL Revolving Loans) are subject to various financial covenants, including leverage and fixed charge coverage ratios.

Debt Issuance Costs and Debt Discount

Remaining unamortized debt issuance costs and debt discount were as follows:

	As of
	March 31, 2025			December 30, 2024
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$3,176	$—	4.18%	$3,362	$—	4.18%
Term Loan due May 2030	3,449	2,727	8.01	3,589	2,840	8.01
Total	$6,625	$2,727		$6,951	$2,840

The above debt issuance costs and debt discount are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,147 and $1,239 as of March 31, 2025 and December 30, 2024, respectively, are included in deposits and other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of March 31, 2025, the remaining weighted average amortization period for all unamortized debt issuance costs and debt discount was 4.6 years.

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

During the quarter ended March 31, 2025, the Company’s effective tax rate was impacted by a net discrete expense of $882. This was primarily due to deferred tax expense recorded against other comprehensive income, which was offset by a windfall tax benefit of the stock-based compensation released in the quarter ended March 31, 2025.

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

The PCB reportable segment consists of PCBs, engineered systems using customer-supplied engineering and design plans, as well as long-term contracts related to the design and manufacture of highly sophisticated intelligence, surveillance, and communications solutions, components, assemblies, and subsystems. The RF&S Components reportable segment consists of components, assemblies, subsystems, and completed systems which service its RF&S Components and certain aerospace and defense customers.

Effective January 1, 2025, the Company changed its organization structure to enhance clarity in sector performance, accountability, and operating costs by clearly allocating resources to either Aerospace and Defense, Commercial, or RF&S Components. To align the new operating model and business structure, the Company is making management organizational changes and implementing new reporting and processes to provide discrete information to manage the business. Management expects to finalize its assessment of its operating segments when the implementations and transitions are completed, which is expected by the end of 2025.

Reconciliations of net sales and segment operating income were as follows:

	For the Quarter Ended March 31, 2025
	PCB	RF&S Components	Total
	(In thousands)
Reconciliation of net sales
Gross sales	$642,639	$8,820	$651,459
Less: Inter-segment sales	(2,791)	—	(2,791)
Net sales	639,848	8,820	648,668
Less:
Cost of goods sold	(504,933)	(4,779)	(509,712)
Operating expenses	(35,435)	(2,449)	(37,884)
Segment operating income	$99,480	$1,592	101,072
Reconciliation of segment operating income
Other (loss) or profit:
Restructuring			(714)
Other			776
Unallocated amounts:
Stock-based compensation			(8,787)
Other corporate expenses			(32,863)
Amortization of definite-lived intangibles (1)			(9,224)
Interest expense			(11,464)
Other, net			2,195
Income before income taxes			$40,991

	For the Quarter Ended April 1, 2024
	PCB	RF&S Components	Total
	(In thousands)
Reconciliation of net sales
Gross sales	$563,343	$8,333	$571,676
Less: Inter-segment sales	(1,502)	(61)	(1,563)
Net sales	561,841	8,272	570,113
Less:
Cost of goods sold	(453,180)	(4,343)	(457,523)
Operating expenses	(35,281)	(2,268)	(37,549)
Segment operating income	$73,380	$1,661	75,041
Reconciliation of segment operating income
Other (loss) or profit:
Restructuring			(3,938)
Other			864
Unallocated amounts:
Stock-based compensation			(6,787)
Other corporate expenses			(34,348)
Amortization of definite-lived intangibles (1)			(13,765)
Interest expense			(12,324)
Other, net			9,326
Income before income taxes			$14,069

(1)
Amortization of definite-lived intangibles relates to the PCB and RF&S Components reportable segments, but is not reviewed separately by the CODM. For the quarters ended March 31, 2025 and April 1, 2024, amortization expense of $2,335 and $2,336 is included in cost of goods sold for the PCB reportable segment, respectively.

Depreciation expense by reportable segment was as follows:

	For the Quarter Ended
	March 31, 2025	April 1, 2024
	(In thousands)
PCB	$24,691	$22,940
RF&S Components	423	466
Segment total	25,114	23,406
Corporate	1,749	1,290
Total	$26,863	$24,696

The Company markets and sells its products in approximately 50 countries. Other than the United States, the Company did not conduct business in any country in which its net sales in that country exceeded 10% of the Company’s total net sales for the quarter ended March 31, 2025. For the quarter ended April 1, 2024, net sales in Taiwan also exceeded 10% of the Company’s total net sales. Net sales are attributed to countries by the invoiced location and were as follows:

	For the Quarter Ended
	March 31, 2025	April 1, 2024
	(In thousands)
United States	$357,808	$300,959
Taiwan	54,156	68,924
Other	236,704	200,230
Total net sales	$648,668	$570,113

(11) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign Currency Translation	Pension Obligation	Cash Flow Hedges	Total
	(In thousands)
Balance as of December 30, 2024	$(33,757)	$3,612	$2,263	$(27,882)
Other comprehensive income (loss) before reclassifications	44	—	(1,383)	(1,339)
Amounts reclassified from accumulated other comprehensive loss	—	1,174	252	1,426
Net year to date other comprehensive income (loss)	44	1,174	(1,131)	87
Balance as of March 31, 2025	$(33,713)	$4,786	$1,132	$(27,795)

(12) Stock-Based Compensation

Stock-based compensation expense recognized in the accompanying consolidated condensed statements of operations was as follows:

	For the Quarter Ended
	March 31, 2025	April 1, 2024
	(In thousands)
Cost of goods sold	$2,673	$2,029
Selling and marketing	932	868
General and administrative	4,872	3,595
Research and development	310	295
Total	$8,787	$6,787

A summary of total unrecognized compensation costs as of March 31, 2025 was as follows:

	Unrecognized Compensation Costs	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
Restricted stock units (RSUs)	$36,030	1.4
Performance-based restricted stock units (PRUs)	10,505	1.4
Total	$46,535

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

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	As of
	March 31, 2025		December 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$1,423	$1,423	$1,765	$1,765
Derivative assets, non-current	—	—	1,326	1,326
Derivative liabilities, current	—	—	667	667
Derivative liabilities, non-current	136	136	—	—
Senior Notes due March 2029	496,824	461,635	496,638	464,325
Term Loan due May 2030	338,592	346,278	339,205	346,930
ABL Revolving Loans	80,000	80,000	80,000	80,000
Other loan	2,230	2,230	2,311	2,311

The fair value of the derivative instruments was determined using pricing models developed based on the 1-month Chicago Mercantile Exchange (CME) Term Secured Overnight Financing Rate (SOFR) swap rate and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of March 31, 2025 and December 30, 2024, which are considered Level 2 inputs.

As of March 31, 2025 and December 30, 2024, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

The majority of the Company’s non-financial assets and liabilities, which include goodwill, intangible assets, inventories, and property, plant, and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur (or as indicated by the annual test in the case of goodwill) such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of March 31, 2025 and December 30, 2024 and included as a component of other current liabilities. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Supplier Finance Program Obligations

The Company has agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $10,427 and $17,218 as of March 31, 2025 and December 30, 2024, respectively.

(15) Earnings Per Share

The reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share is as follows:

	For the Quarter Ended
	March 31, 2025	April 1, 2024
	(In thousands, except per share amounts)
Net income	$32,178	$10,466

Basic weighted average shares	101,866	101,952
Dilutive effect of PRUs, RSUs, and stock options	2,664	2,146
Diluted shares	104,530	104,098

Earnings per share:
Basic earnings per share	$0.32	$0.10
Diluted earnings per share	0.31	0.10

For the quarters ended March 31, 2025 and April 1, 2024, PRUs, RSUs, and stock options to purchase 130 and 24 shares of common stock, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met, and for the RSUs and stock options, the total expected proceeds under the treasury stock method or the options’ exercise prices were greater than the average market price of common stock during the applicable quarters and, as a result, the impact would be anti-dilutive.

(16) Restructuring Charges

On February 8, 2023, the Company announced a consolidation plan, pursuant to which the Company ceased operations at three of its manufacturing facilities during the fiscal year ended January 1, 2024 and consolidated the operations of those facilities into other Company facilities. The three manufacturing facilities were PCB operations located in Anaheim and Santa Clara, California, and Hong Kong. The Company recorded $27,850 of restructuring charges and $6,032 of accelerated depreciation since the February 8, 2023 announcement.

In addition to this consolidation plan, the Company recognized employee separation, contract termination, and other costs during the quarters ended March 31, 2025 and April 1, 2024 in connection with other global realignment restructuring efforts. Contract termination and other costs primarily represented plant closure costs.

Restructuring costs by reportable segment were as follows:

	For the Quarter Ended
	March 31, 2025			April 1, 2024
	Employee Separation/ Severance	Contract Termination and Other Costs	Total	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
PCB	$(365)	$1,235	$870	$—	$3,890	$3,890
Corporate and Other	(156)	—	(156)	—	48	48
Total	$(521)	$1,235	$714	$—	$3,938	$3,938

Accrued restructuring costs are included as a component of other current liabilities in the consolidated condensed balance sheet. The utilization of the accrued restructuring costs was as follows:

	Employee Separation/ Severance	Contract Termination and Other Costs	Total
	(In thousands)
Accrued as of December 30, 2024	$3,077	$409	$3,486
(Credited) charged to expense	(521)	1,235	714
Amount paid	(1,258)	(1,443)	(2,701)
Accrued as of March 31, 2025	$1,298	$201	$1,499

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Report) contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal,” and other similar expressions. The forward-looking statements included in this Report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Report or future quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this Report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the risks identified under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2024, as updated by our other filings with the Securities and Exchange Commission (SEC), and described elsewhere in this Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Report, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2024, filed with the SEC.

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

RECENT DEVELOPMENTS

We previously announced the construction of our new advanced technology PCB manufacturing facility in Syracuse, New York. We expect that our new facility will bring advanced technology capability for our domestic high-volume production of ultra‑high‑density interconnect (HDI) PCBs in support of national security requirements. The external construction of our facility is largely complete and we continue to make progress on building the interior. We have equipment orders in place and expect installation to begin in the summer of 2025 with production expected to commence midway through 2026.

FINANCIAL OVERVIEW

Our customers include both OEMs and EMS providers. We sell to OEMs both directly and indirectly through EMS providers. For such indirect sales, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 56% and 53% of our net sales for the quarters ended March 31, 2025 and April 1, 2024, respectively.

The percentage of our net sales attributable to each of the principal end markets we served was as follows:

	For the Quarter Ended
	March 31, 2025	April 1, 2024
End Markets (1):
Aerospace and Defense	47%	46%
Automotive	11	13
Data Center Computing	21	21
Medical/Industrial/Instrumentation	13	14
Networking	8	6
Total	100%	100%

(1)
Sales to EMS companies are classified by the end markets of their OEM customers.

We derive revenues primarily from the sale of PCBs, engineered systems using customer-supplied engineering and design plans, as well as our long-term contracts related to the design and manufacture of highly sophisticated intelligence, surveillance, and communications solutions, and RF microwave/microelectronics components, assemblies, and subsystems. Orders for products generally correspond to the production schedules of our customers and are supported with firm purchase orders. Our customers have continuous control of the work in progress and finished goods throughout the PCB and engineered systems manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right of payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. We recognize revenue based on a cost method as it best depicts the transfer of control to the customer which takes place as we incur costs. Revenues are recorded proportionally as costs are incurred.

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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2024 for further discussion of critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since December 30, 2024.

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below:

	For the Quarter Ended
	March 31, 2025	April 1, 2024
	(In thousands, except margin rates)
Net sales	$648,668	$570,113
Cost of goods sold	517,696	466,394
Gross profit	130,972	103,719
Gross margin	20.2%	18.2%
Operating expenses:
Selling and marketing	21,271	20,294
General and administrative	43,774	43,670
Research and development	8,064	7,321
Amortization of definite-lived intangibles	6,889	11,429
Restructuring charges	714	3,938
Total operating expenses	80,712	86,652
Operating income	50,260	17,067
Operating margin	7.7%	3.0%
Total other expense, net	(9,269)	(2,998)
Income tax provision	(8,813)	(3,603)
Net income	$32,178	$10,466

The following discussion and analysis is for the quarter ended March 31, 2025, compared to the quarter ended April 1, 2024, unless otherwise stated.

Net Sales

Total net sales increased $78.6 million, or 13.8%, to $648.7 million for the quarter ended March 31, 2025, from $570.1 million for the quarter ended April 1, 2024. The primary driver of this increase was strong demand in our aerospace and defense, data center computing, and networking end markets, the latter two being driven by generative artificial intelligence (AI).

Gross Profit and Margin Rate

Gross profit increased $27.3 million to $131.0 million for the quarter ended March 31, 2025, from $103.7 million for the quarter ended April 1, 2024, primarily due to higher sales. Gross margin rate increased to 20.2% for the quarter ended March 31, 2025, from 18.2% for the quarter ended April 1, 2024. This increase was primarily due to higher sales volume for the quarter ended March 31, 2025, particularly in the aerospace and defense, data center computing, and networking end markets, and improved operational execution.

An important factor affecting gross margins is capacity utilization, which is measured by the actual production as a percentage of maximum capacity. This measure is particularly important in our high-volume PCB facilities in Asia, as a significant portion of our operating costs are fixed in nature. We believe that our North America utilization figures are not as meaningful as Asia because bottlenecks in these high-mix low-volume facilities tend to occur in areas outside of plating, which is the core process that we use for calculating utilization rates. Capacity utilization for the quarter ended March 31, 2025 in our Asia and North America PCB facilities was 58% and 35%, respectively, compared to 52% and 38%, respectively, for the quarter ended April 1, 2024. The capacity utilization in our Asia PCB facilities improved due to stronger demand in data center computing and networking end markets.

Operating Expenses

Operating expenses decreased $5.9 million to $80.7 million for the quarter ended March 31, 2025, from $86.7 million for the quarter ended April 1, 2024, primarily due to decreases in amortization of definite-lived intangibles of $4.5 million and restructuring charges of $3.2 million related to our global realignment restructuring efforts. See Part I, Item 1, Note 7, Definite-lived Intangibles, and Note 16, Restructuring Charges, respectively, of the Notes to Consolidated Condensed Financial Statements included in this Report for further information. These decreases were partially offset by increases in selling and marketing expenses of $1.0 million, primarily due to higher labor costs and commissions, and research and development expenses of $0.7 million.

Operating Income and Margin Rate

Operating income increased $33.2 million to $50.3 million for the quarter ended March 31, 2025, from $17.1 million for the quarter ended April 1, 2024. Operating margin rate increased to 7.7% for the quarter ended March 31, 2025, from 3.0% for the quarter ended April 1, 2024. The primary drivers of these increases are discussed above in the variance explanations for Gross Profit and Margin Rate and Operating Expenses.

Total Other Expense, Net

Total other expense, net increased $6.3 million to $9.3 million for the quarter ended March 31, 2025, from $3.0 million for the quarter ended April 1, 2024, primarily as a result of unrealized foreign exchange losses during the quarter ended March 31, 2025. We utilize the Chinese Renminbi (RMB) and Malaysian Ringgit (MYR) at our China and Malaysia facilities, respectively, for employee‑related and other costs of running our operations in foreign countries. There was a $2.2 million unrealized loss from foreign exchange during the quarter ended March 31, 2025, compared to a $4.3 million unrealized gain from foreign exchange during the quarter ended April 1, 2024. This unrealized loss was related to the translation of our China and Malaysia balance sheets from their local currencies into the U.S. dollar functional currency, which experienced devaluation against the RMB and MYR during the quarter ended March 31, 2025 as compared to the quarter ended April 1, 2024.

Income Taxes

Income tax expense increased $5.2 million to $8.8 million for the quarter ended March 31, 2025, from $3.6 million for the quarter ended April 1, 2024, primarily due to an increase in income before income taxes.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of $40.6 million and $44.2 million as of March 31, 2025 and April 1, 2024, respectively.

SEGMENT OPERATING RESULTS

Basis of Presentation

We have two reportable segments: PCB and RF&S Components. See Part I, Item 1, Note 10, Segment Information, of the Notes to Consolidated Condensed Financial Statements in this Report for further information.

Selected segment financial highlights, with reconciliations to operating income, are presented in the table below:

	For the Quarter Ended
	March 31, 2025	April 1, 2024
	(In thousands, except margin rates)
Net sales:
PCB	$639,848	$561,841
RF&S Components	8,820	8,272
Total	648,668	570,113
Segment operating income:
PCB	99,480	73,380
RF&S Components	1,592	1,661
Total	101,072	75,041
Segment operating margin rate:
PCB	15.5%	13.1%
RF&S Components	18.0%	20.1%
Total	15.6%	13.2%
Other (loss) or profit:
Restructuring	(714)	(3,938)
Other	776	864
Unallocated amounts:
Stock-based compensation	(8,787)	(6,787)
Other corporate expenses	(32,863)	(34,348)
Amortization of definite-lived intangibles (1)	(9,224)	(13,765)
Operating income	$50,260	$17,067

(1)
Amortization of definite-lived intangibles relates to the PCB and RF&S Components reportable segments, but is not reviewed separately by the chief operating decision maker (CODM). For the quarters ended March 31, 2025 and April 1, 2024, amortization expense of $2,335 and $2,336, respectively, is included in cost of goods sold for the PCB reportable segment.

Net Sales

Net sales for the PCB reportable segment increased $78.0 million, or 13.9%, to $639.8 million for the quarter ended March 31, 2025, from $561.8 million for the quarter ended April 1, 2024. The primary driver of this increase was strong demand in our aerospace and defense, data center computing, networking, and medical, industrial and instrumentation end markets. The strong demand in our aerospace and defense end market was a result of a positive tailwind in previous defense budgets, our strong strategic program alignment, and key bookings for ongoing franchise programs. The strong demand in our data center computing and networking end markets were driven by generative AI. This increase was partially offset by continued customers’ inventory adjustments and soft demand in our automotive end market. Net sales for the RF&S Components reportable segment increased $0.5 million, or 6.6%, to $8.8 million for the quarter ended March 31, 2025, from $8.3 million for the quarter ended April 1, 2024. The increase in RF&S Components net sales was primarily due to higher demand in our data center computing end market.

Segment Operating Income and Margin Rate

Segment operating income, as reconciled in Part I, Item 1, Note 10, Segment Information, of the Notes to Consolidated Condensed Financial Statements in this Report, and segment operating margin rate (segment operating income divided by segment net sales) are presented in conformity with Accounting Standards Codification (ASC) Topic 280, Segment Reporting. These measures are reported to the CODM, who is the President and Chief Executive Officer, for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non-GAAP financial measures under the SEC's Regulation G and Item 10(e) of Regulation S-K.

Total segment operating income increased $26.0 million to $101.1 million for the quarter ended March 31, 2025, from $75.0 million for the quarter ended April 1, 2024. Total segment operating margin rate increased to 15.6% for the quarter ended March 31, 2025, from 13.2% for the quarter ended April 1, 2024. Operating income for the PCB reportable segment increased $26.1 million to $99.5 million for the quarter ended March 31, 2025, from $73.4 million for the quarter ended April 1, 2024. Operating margin rate for the PCB reportable segment increased to 15.5% for the quarter ended March 31, 2025, from 13.1% for the quarter ended April 1, 2024.

The primary driver of these increases was higher sales volume, which is discussed above, and improved operational execution. Operating income for the RF&S Components reportable segment remained consistent at $1.6 million for the quarter ended March 31, 2025, compared to $1.7 million for the quarter ended April 1, 2024. Operating margin rate for the RF&S Components reportable segment decreased to 18.0% for the quarter ended March 31, 2025, from 20.1% for the quarter ended April 1, 2024.

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

Cash flow used in operating activities during the first quarter of 2025 was $10.7 million as compared to cash flow provided by operating activities of $43.9 million in the same period in 2024. The decrease in cash flow from operations was primarily due to the timing of cash collections from customers which drove an increase in working capital.

Net cash used in investing activities during the first quarter of 2025 was $63.2 million, primarily resulting from the use of $63.3 million for purchases of property, plant, and equipment and other assets. Net cash used in investing activities during the first quarter of 2024 was approximately $42.6 million, primarily reflecting the use of $49.3 million for purchases of property, plant, and equipment and other assets, partially offset by $6.7 million of proceeds from the sale of property associated with our Shanghai E-MS subsidiary.

Net cash used in financing activities during the first quarter of 2025 was $18.8 million, reflecting the use of $17.9 million for repurchases of our common stock and $0.9 million for the repayment of long-term debt borrowings. Net cash used in financing activities during the first quarter of 2024 was $11.1 million, reflecting the use of $9.3 million for repurchases of common stock and $1.8 million for the repayment of long-term debt borrowings.

As of March 31, 2025, we had cash and cash equivalents of approximately $411.3 million, of which approximately $151.5 million was held by our foreign subsidiaries, primarily in China, and $195.6 million of available borrowing capacity under our revolving credit facilities. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax expenses not previously accrued for the repatriation of this cash.

Our total 2025 capital expenditures are expected to be in the range of $230.0 million to $250.0 million, of which approximately $66.0 million relate to our construction of our new plant in Syracuse, New York.

Share Repurchases

On May 3, 2023, our Board of Directors authorized a share repurchase program (2023 Repurchase Program) allowing us to repurchase up to $100.0 million of our common stock from time to time through May 3, 2025. During the quarter ended March 31, 2025, we repurchased approximately 0.7 million shares of our common stock for a total cost of $17.9 million (including commissions). As of March 31, 2025, the remaining amount in value available to be repurchased under the 2023 Repurchase Program was approximately $23.2 million.

Long-term Debt and Letters of Credit

As of March 31, 2025, we had $917.6 million of outstanding debt, net of discount and issuance costs, composed of $496.8 million of Senior Notes due 2029, $338.6 million under the Term Loan Facility due 2030 (Term Loan Facility), $80.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL), and $2.2 million of other loans.

Pursuant to the terms of the Senior Notes due 2029 and Term Loan Facility, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments. Under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of March 31, 2025, we were in compliance with the covenants under the Senior Notes due 2029, Term Loan Facility, and ABL Revolving Loans.

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

Supplier Finance Program Obligations

We have agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $10.4 million and $17.2 million as of March 31, 2025 and December 30, 2024, respectively.

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases. As of March 31, 2025, there were no material changes outside the ordinary course of business since December 30, 2024 to our contractual obligations and commitments and the related cash requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business operations, we are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into derivative financial instruments for trading or speculative purposes. As of March 31, 2025, we did not have any material commodity contracts in place and believe our exposure to commodity price risk is not material.

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

At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of March 31, 2025, the fair value of the interest rate swap was recorded as a net asset in the amount of $1.2 million, of which $1.3 million is included as a component of prepaid expenses and other current assets and $0.1 million is included as a component of other long-term liabilities. As of December 30, 2024, the fair value of the interest rate swap was recorded as an asset of $3.1 million, of which $1.8 million is included as a component of prepaid expenses and other current assets and $1.3 million is included as a component of deposits and other non-current assets. No ineffectiveness was recognized for the quarter ended March 31, 2025. During the quarters ended March 31, 2025 and April 1, 2024, the interest rate swap decreased interest expense by $0.5 million and $1.2 million, respectively.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of March 31, 2025, approximately 81.1% of our total debt was based on fixed rates. Based on our borrowings as of March 31, 2025, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $1.7 million.

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

Debt Instruments

The fiscal calendar maturities of our debt instruments for the next five years and thereafter were as follows:

	As of March 31, 2025
	Remaining 2025	2026	2027	2028	2029	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands)
US$ Variable Rate (1)	$2,599	$3,465	$4,331	$83,465	$2,599	$328,309	$424,768	$426,278	6.39%
US$ Fixed Rate	249	350	404	363	500,419	445	502,230	463,865	4.01
Total	$2,848	$3,815	$4,735	$83,828	$503,018	$328,754	$926,998	$890,143

(1)
Interest rate swap effectively fixed $250,000 of variable rate debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2025 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about repurchases by us of shares of our common stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (3)
	(In thousands, except per share data)
December 31, 2024 - January 27, 2025	—	$—	—	$41,088
January 28, 2025 - February 24, 2025	500	25.98	500	28,098
February 25, 2025 - March 31, 2025	200	24.42	200	23,213
Total for the quarter ended March 31, 2025	700	$25.54	700

(1)
Includes commissions.
(2)
On May 3, 2023, our Board of Directors authorized and approved a share repurchase program, under which we may repurchase up to $100,000 in value of our outstanding shares of common stock from time to time through May 3, 2025.
(3)
As of the last day of the applicable period.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On February 26, 2025, Steven Spoto, President of our Integrated Electronics Business Unit, adopted a Rule 10b5-1 trading arrangement that is intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) to satisfy tax withholding obligations arising exclusively from vesting of restricted stock units (RSUs). The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is not currently determinable as the number will vary based on the market price of our common stock and the extent to which vesting conditions are satisfied. This sell-to-cover arrangement provides solely for the automatic sale of shares that would otherwise be issuable in respect of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation. The plan for Mr. Spoto is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and will expire on August 15, 2025 or any earlier date on which all of the contemplated sales have been completed.

During the quarter ended March 31, 2025, none of our other directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities.

Item 6. Exhibits

Exhibit		Filed/Furnished
Number	Exhibit Description	Herewith

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: May 6, 2025	Thomas T. Edman
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Boehle

Dated: May 6, 2025	Daniel L. Boehle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)