Form 10-Q
period 2025-06-30
TTM TECHNOLOGIES INC
filed 2025-08-04
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were outstanding 103,313,274 shares of the registrant’s Common Stock, $0.001 par value.

TTM TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of June 30, 2025 and December 30, 2024

	As of
	June 30, 2025	December 30, 2024
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$447,967	$503,932
Accounts receivable, net	495,352	448,611
Contract assets	424,973	381,382
Inventories	250,339	224,985
Prepaid expenses and other current assets	57,818	47,834
Total current assets	1,676,449	1,606,744
Property, plant, and equipment, net	919,219	869,957
Operating lease right-of-use assets	82,763	78,252
Goodwill	670,135	670,135
Definite-lived intangibles, net	173,371	191,819
Deposits and other non-current assets	56,019	55,587
Total assets	$3,577,956	$3,472,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$3,805	$3,795
Accounts payable	448,063	406,221
Contract liabilities	162,130	170,915
Accrued salaries, wages, and benefits	101,917	108,149
Other current liabilities	111,838	119,974
Total current liabilities	827,753	809,054
Long-term debt, net of discount and issuance costs	913,339	914,359
Operating lease liabilities	85,985	77,509
Other long-term liabilities	113,959	107,748
Total long-term liabilities	1,113,283	1,099,616
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 115,173 and 113,161 shares issued as of June 30, 2025 and December 30, 2024, respectively; 103,309 and 101,997 shares outstanding as of June 30, 2025 and December 30, 2024, respectively	115	113
Treasury stock – common stock at cost; 11,864 and 11,164 shares as of June 30, 2025 and December 30, 2024, respectively	(175,445)	(157,570)
Additional paid-in capital	928,714	910,741
Retained earnings	912,130	838,422
Accumulated other comprehensive loss	(28,594)	(27,882)
Total stockholders’ equity	1,636,920	1,563,824
Total liabilities and stockholders' equity	$3,577,956	$3,472,494

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended June 30, 2025 and July 1, 2024

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2025	July 1, 2024	June 30, 2025	July 1, 2024
	(Unaudited)
	(In thousands, except per share data)
Net sales	$730,621	$605,137	$1,379,289	$1,175,250
Cost of goods sold	582,512	487,910	1,100,208	954,304
Gross profit	148,109	117,227	279,081	220,946
Operating expenses:
Selling and marketing	21,316	19,798	42,587	40,092
General and administrative	49,719	38,604	93,493	82,274
Research and development	7,009	8,547	15,073	15,868
Amortization of definite-lived intangibles	6,888	10,256	13,777	21,685
Restructuring charges	1,408	1,036	2,122	4,974
Total operating expenses	86,340	78,241	167,052	164,893
Operating income	61,769	38,986	112,029	56,053
Other (expense) income:
Interest expense	(11,095)	(12,219)	(22,559)	(24,543)
Other, net	(5,149)	3,765	(2,954)	13,091
Total other expense, net	(16,244)	(8,454)	(25,513)	(11,452)
Income before income taxes	45,525	30,532	86,516	44,601
Income tax provision	(3,995)	(4,180)	(12,808)	(7,783)
Net income	$41,530	$26,352	$73,708	$36,818

Earnings per share:
Basic earnings per share	$0.41	$0.26	$0.72	$0.36
Diluted earnings per share	0.40	0.25	0.70	0.35

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarter and Two Quarters Ended June 30, 2025 and July 1, 2024

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2025	July 1, 2024	June 30, 2025	July 1, 2024
	(Unaudited)
	(In thousands)
Net income	$41,530	$26,352	$73,708	$36,818
Other comprehensive income (loss), net of tax:
Pension obligation	—	—	1,174	—
Foreign currency translation	115	(56)	159	(858)
Cash flow hedges	(914)	60	(2,045)	3,012
Other comprehensive (loss) income, net of tax	(799)	4	(712)	2,154
Comprehensive income, net of tax	$40,731	$26,356	$72,996	$38,972

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Two Quarters Ended June 30, 2025 and July 1, 2024

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 30, 2024	113,161	$113	(11,164)	$(157,570)	$910,741	$838,422	$(27,882)	$1,563,824
Net income	—	—	—	—	—	32,178	—	32,178
Other comprehensive income	—	—	—	—	—	—	87	87
Issuance of common stock for performance-based restricted stock units	305	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	20	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(700)	(17,875)	—	—	—	(17,875)
Stock-based compensation	—	—	—	—	8,787	—	—	8,787
Balance, March 31, 2025	113,486	$113	(11,864)	$(175,445)	$919,528	$870,600	$(27,795)	$1,587,001
Net income	—	—	—	—	—	41,530	—	41,530
Other comprehensive loss	—	—	—	—	—	—	(799)	(799)
Issuance of common stock for restricted stock units	1,687	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	9,188	—	—	9,188
Balance, June 30, 2025	115,173	$115	(11,864)	$(175,445)	$928,714	$912,130	$(28,594)	$1,636,920

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, January 1, 2024	111,282	$111	(9,174)	$(123,091)	$880,963	$782,123	$(29,067)	$1,511,039
Net income	—	—	—	—	—	10,466	—	10,466
Other comprehensive income	—	—	—	—	—	—	2,150	2,150
Issuance of common stock for performance-based restricted stock units	227	1	—	—	(1)	—	—	—
Issuance of common stock for restricted stock units	41	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(600)	(9,334)	—	—	—	(9,334)
Stock-based compensation	—	—	—	—	6,787	—	—	6,787
Balance, April 1, 2024	111,550	$112	(9,774)	$(132,425)	$887,749	$792,589	$(26,917)	$1,521,108
Net income	—	—	—	—	—	26,352	—	26,352
Other comprehensive income	—	—	—	—	—	—	4	4
Issuance of common stock for restricted stock units	1,559	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(1,390)	(25,145)	—	—	—	(25,145)
Stock-based compensation	—	—	—	—	6,580	—	—	6,580
Balance, July 1, 2024	113,109	$113	(11,164)	$(157,570)	$894,328	$818,941	$(26,913)	$1,528,899

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended June 30, 2025 and July 1, 2024

	For the Two Quarters Ended
	June 30, 2025	July 1, 2024
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$73,708	$36,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	54,555	50,879
Amortization of definite-lived intangible assets	18,448	26,356
Amortization of debt discount and issuance costs	1,067	1,024
Deferred income taxes	1,389	(209)
Stock-based compensation	17,975	13,367
Other	7,318	(9,193)
Changes in operating assets and liabilities:
Accounts receivable, net	(46,741)	12,843
Contract assets	(43,591)	(48,070)
Inventories	(25,354)	(3,831)
Prepaid expenses and other current assets	(7,876)	(11,031)
Accounts payable	47,458	24,198
Contract liabilities	(8,785)	2,274
Accrued salaries, wages, and benefits	(6,232)	(9,015)
Other current liabilities	3,810	(660)
Net cash provided by operating activities	87,149	85,750
Cash flows from investing activities:
Net purchases of property, plant, and equipment and other assets	(123,726)	(88,811)
Proceeds from sale of property, plant, and equipment and other assets	272	29,560
Proceeds from sale of Shanghai E-MS (SH E-MS) property	—	6,737
Net cash used in investing activities	(123,454)	(52,514)
Cash flows from financing activities:
Repurchases of common stock	(17,875)	(34,479)
Repayment of long-term debt borrowings	(1,895)	(2,625)
Net cash used in financing activities	(19,770)	(37,104)
Effect of foreign currency exchange rates on cash and cash equivalents	110	(93)
Net decrease in cash and cash equivalents	(55,965)	(3,961)
Cash and cash equivalents at beginning of period	503,932	450,208
Cash and cash equivalents at end of period	$447,967	$446,247
Supplemental cash flow information:
Cash paid, net for interest	$23,575	$27,048
Cash paid, net for income taxes	15,423	11,475
Supplemental disclosure of non-cash investing activities:
Property, plant, and equipment recorded in accounts payable and other current liabilities	$59,126	$75,271

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due, in part, to the conflicts between Russia and Ukraine, as well as other global regions and the imposition of, or changes to, tariffs by the United States as well as retaliatory tariffs or measures by other countries, the global economy and financial markets have been volatile in recent periods. As such, the Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. The actual results the Company experienced may differ materially and adversely from its estimates. The Company uses a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31.

Recently Issued Accounting Standards Not Yet Adopted

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

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

(2) Share Repurchase Program

On May 8, 2025, the Company's Board of Directors authorized a new share repurchase program (2025 Repurchase Program), under which the Company may repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through May 7, 2027. The Company’s previous two-year repurchase program expired on May 3, 2025. The Company may repurchase shares through open market purchases, privately‑negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (Exchange Act), which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. In addition, the Company adopted one trading plan in accordance with Rule 10b5-1 of the Exchange Act to facilitate certain purchases that may be effected under the share repurchase program. The timing, manner, price, and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated, or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares.

During the quarter ended June 30, 2025, the Company did not repurchase any shares. During the two quarters ended June 30, 2025, the Company repurchased 700 shares of common stock for a total cost of $17,875 (including commissions) under the Company’s previous repurchase program. As of June 30, 2025, the remaining amount in value available to be repurchased under the 2025 Repurchase Program was $100,000.

(3) Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $137,730 and $207,909 as of June 30, 2025 and December 30, 2024, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of June 30, 2025, one customer accounted for 11% of the Company's accounts receivable. There were no customers that accounted for 10% or more of the Company's accounts receivable as of December 30, 2024.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter and two quarters ended June 30, 2025, one customer accounted for approximately 12% of the Company's net sales. For the quarter and two quarters ended July 1, 2024, one customer accounted for approximately 11% of the Company's net sales.

(4) Revenues

As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for long‑term contracts was $375,733. The Company expects to recognize revenue on approximately 59% of the remaining performance obligations for the Company’s long-term contracts over the next 12 months with the remaining amount expected to be recognized thereafter.

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of June 30, 2025 and December 30, 2024 were $32,685 and $36,976, respectively.

Revenue recognized for the two quarters ended June 30, 2025 from amounts recorded as contract liabilities as of December 30, 2024 was $54,970. Revenue recognized for the two quarters ended July 1, 2024 from amounts recorded as contract liabilities as of January 1, 2024 was $28,205.

Revenue from products and services transferred to customers over time and at a point in time accounted for 97% and 3%, respectively, of the Company’s revenue for the quarter and two quarters ended June 30, 2025, and 96% and 4%, respectively, of the Company’s revenue for the quarter and two quarters ended July 1, 2024.

Disaggregated revenue by principal end markets within reportable segments was as follows:

	For the Quarter Ended
	June 30, 2025				July 1, 2024
	Aerospace and Defense (A&D)	Commercial	RF and Specialty Components (RF&S Components)	Total	A&D	Commercial	RF&S Components	Total
	(In thousands)
End Markets (1):
Aerospace and Defense	$325,092	$—	$—	$325,092	$273,038	$—	$—	$273,038
Automotive	—	81,424	—	81,424	—	82,635	—	82,635
Data Center Computing	—	148,222	279	148,501	—	123,956	63	124,019
Medical/Industrial/Instrumentation	—	110,571	1,009	111,580	—	86,349	722	87,071
Networking	—	55,264	8,760	64,024	—	30,129	8,245	38,374
Total	$325,092	$395,481	$10,048	$730,621	$273,038	$323,069	$9,030	$605,137

	For the Two Quarters Ended
	June 30, 2025				July 1, 2024
	A&D	Commercial	RF&S Components	Total	A&D	Commercial	RF&S Components	Total
	(In thousands)
End Markets (1):
Aerospace and Defense	$632,510	$—	$—	$632,510	$551,304	$—	$—	$551,304
Automotive	—	152,778	—	152,778	—	152,908	—	152,908
Data Center Computing	—	284,989	946	285,935	—	237,913	122	238,035
Medical/Industrial/Instrumentation	—	192,108	1,918	194,026	—	161,564	1,456	163,020
Networking	—	98,036	16,004	114,040	—	54,259	15,724	69,983
Total	$632,510	$727,911	$18,868	$1,379,289	$551,304	$606,644	$17,302	$1,175,250

(1)
The end market revenue for the A&D and Commercial reportable segments prior to the quarter ended June 30, 2025 has been recast to reflect certain adjustments to allocations resulting from the segment reorganization. The end market revenue excludes intersegment sales totaling $2,650 and $5,650 for the quarter and two quarters ended June 30, 2025, respectively, and $1,708 and $3,489 for the quarter and two quarters ended July 1, 2024, respectively. See Note 10, Segment Information, for further information.

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	June 30, 2025	December 30, 2024
	(In thousands)
Inventories:
Raw materials	$193,032	$178,066
Work-in-process	51,611	45,580
Finished goods	5,696	1,339
Inventories	$250,339	$224,985

Property, plant, and equipment, net:
Land and land use rights	$68,098	$69,788
Buildings and improvements	526,374	515,773
Machinery and equipment	1,155,847	1,116,658
Furniture and fixtures and other	11,418	11,115
Construction-in-progress	116,126	75,502
Property, plant, and equipment, gross	1,877,863	1,788,836
Less: Accumulated depreciation	(958,644)	(918,879)
Property, plant, and equipment, net	$919,219	$869,957

Other current liabilities:
Income taxes payable	$13,185	$15,919
Sales return and allowances	12,256	10,777
Warranty	11,412	7,685
Accrued facility operating costs	10,857	8,925
Interest	8,569	9,054
Housing fund	8,344	7,927
Operating leases	8,296	7,556
Accrued professional fees	3,624	3,606
Other	35,295	48,525
Other current liabilities	$111,838	$119,974

Other long-term liabilities:
Deferred income taxes	$42,756	$41,362
Customer deposits	28,390	28,390
Finance leases	16,183	11,985
Other	26,630	26,011
Other long-term liabilities	$113,959	$107,748

(6) Goodwill

In connection with the Company’s assessment of its operating segments, effective during the quarter ended June 30, 2025, the Company determined that its operating segments were also its reporting units and reallocated its PCB goodwill between A&D and Commercial based on the estimated relative fair values of the reporting units. In addition, management performed a goodwill impairment assessment for each segment and concluded no impairment indicators as of June 30, 2025.

Goodwill by reportable segment was as follows:

	A&D	Commercial	RF&S Components	Total
	(In thousands)
As of June 30, 2025 and December 30, 2024
Goodwill	$256,199	$382,636	$177,200	$816,035
Accumulated impairment losses	—	—	(145,900)	(145,900)
Carrying amount	$256,199	$382,636	$31,300	$670,135

(7) Definite-lived Intangibles

The components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
As of June 30, 2025
Customer relationships	$323,500	$(175,487)	$148,013	11.8
Technology	66,650	(41,292)	25,358	8.2
Total	$390,150	$(216,779)	$173,371

As of December 30, 2024
Customer relationships	$323,500	$(161,710)	$161,790	11.8
Technology	66,650	(36,621)	30,029	8.2
Total	$390,150	$(198,331)	$191,819

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $9,224 and $18,448 for the quarter and two quarters ended June 30, 2025, respectively, and $12,591 and $26,356 for the quarter and two quarters ended July 1, 2024, respectively. For the quarters ended June 30, 2025 and July 1, 2024, $2,336 and $2,335, respectively, of amortization expense was included in cost of goods sold. For both the two quarters ended June 30, 2025 and July 1, 2024, $4,671 of amortization expense was included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2025	$18,449
2026	36,897
2027	34,543
2028	30,997
2029	22,355
Thereafter	30,130
Total	$173,371

(8) Long-term Debt and Letters of Credit

Long-term debt was as follows:

	As of
	June 30, 2025		December 30, 2024
	Interest Rate	Principal Outstanding	Interest Rate	Principal Outstanding
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due May 2030	6.57	343,901	6.59	345,634
Asia ABL Revolving Loan due June 2028	5.62	80,000	5.64	80,000
Other	5.99	2,149	5.99	2,311
Total debt		926,050		927,945
Less: Unamortized debt issuance costs		(6,292)		(6,951)
Less: Unamortized debt discount		(2,614)		(2,840)
Subtotal		917,144		918,154
Less: Current maturities		(3,805)		(3,795)
Long-term debt, less current maturities		$913,339		$914,359

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

Debt Issuance Costs and Debt Discount

Remaining unamortized debt issuance costs and debt discount were as follows:

	As of
	June 30, 2025			December 30, 2024
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$2,989	$—	4.18%	$3,362	$—	4.18%
Term Loan due May 2030	3,303	2,614	8.01	3,589	2,840	8.01
Total	$6,292	$2,614		$6,951	$2,840

The above debt issuance costs and debt discount are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $1,057 and $1,239 as of June 30, 2025 and December 30, 2024, respectively, are included in deposits and other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of June 30, 2025, the remaining weighted average amortization period for all unamortized debt issuance costs and debt discount was 4.3 years.

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

During the quarter and two quarters ended June 30, 2025, the Company’s effective tax rate was impacted by a net discrete benefit of $4,166 and $3,284, respectively. This was primarily related to income tax benefits from the deduction of stock‑based compensation and the release of uncertain tax positions due to the expiration of the statute of limitations in certain foreign jurisdiction, partially offset by accruals for potential assessments in various jurisdictions and the finalization of China and Canada corporate income tax returns.

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

One Big Beautiful Bill Act (OBBBA)

On July 4, 2025, the OBBBA was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The OBBBA includes provisions such as the permanent extension of certain provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025 and modifications to the international tax framework. Topic 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Therefore, the Company’s tax provisions for the quarter and two quarters ended June 30, 2025, do not incorporate the effects of these tax law changes. The Company is in the process of evaluating and estimating the impact of the OBBBA on its consolidated condensed financial statements and will complete its assessment during the third quarter of 2025.

(10) Segment Information

During the quarter ended June 30, 2025, in connection with the Company's change in organizational structure to enhance clarity in sector performance, accountability, and operating costs, the Company’s management finalized its assessment of the Company's operating segments and concluded that the Company now has three reportable segments: A&D, Commercial, and RF&S Components. In prior periods, the Company had two reportable segments: PCB and RF&S Components. As a result, certain prior period amounts have been reclassified to conform with this new presentation.

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker (CODM), who is the President and Chief Executive Officer, to assess performance and to allocate resources. The CODM uses segment operating income to allocate resources such as employees and capital resources for each segment during the Company’s annual budgeting and forecasting process. Total sales and operating profit by segment include intersegment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. Separate segment asset measures are not used as a basis for the CODM to evaluate the performance of or to allocate resources to the segments.

The A&D reportable segment consists of PCBs, value-added assemblies, microelectronics, RF/microwave components and assemblies, and integrated mission systems. These highly engineered electronics products include the manufacture and test of customer‑supplied designs as well as long-term contracts to design, develop, manufacture, and test new products. The products in the A&D reportable segment support surveillance, intelligence, communications, and other critical missions for customers in the aerospace and defense industry. The Commercial reportable segment consists of PCBs using customer-supplied engineering and design plans supporting customers in the automotive, medical, industrial, and instrumentation, networking, and data center computing end markets. The RF&S Components reportable segment consists of TTM designed RF components for commercial customers in the telecommunications, industrial and instrumentation markets, as well as commercial off-the-shelf (COTS) components for certain aerospace and defense customers.

Reconciliations of net sales and segment operating income were as follows:

	For the Quarter Ended June 30, 2025
	A&D	Commercial	RF&S Components	Eliminations	Total
	(In thousands, except margin rates)
Net sales	$325,092	$395,481	$10,048	$—	$730,621
Intersegment sales	2,477	143	30	(2,650)	—
Segment sales	$327,569	$395,624	$10,078	$(2,650)	$730,621

	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
A&D	$327,569	$(251,046)	$(31,241)	$45,282	13.8%
Commercial	395,624	(317,652)	(17,903)	60,069	15.2
RF&S Components	10,078	(4,855)	(2,360)	2,863	28.4
Total segment	733,271	(573,553)	(51,504)	108,214	14.8
Eliminations	(2,650)			—
Unallocated amounts:
Restructuring				(1,408)
Stock-based compensation				(9,188)
Other corporate expenses				(26,625)
Amortization of definite-lived intangibles (1)				(9,224)
Consolidated	$730,621			61,769	8.5%
Interest expense				(11,095)
Other, net				(5,149)
Income before income taxes				$45,525

	For the Quarter Ended July 1, 2024
	A&D	Commercial	RF&S Components	Eliminations	Total
	(In thousands, except margin rates)
Net sales	$273,038	$323,069	$9,030	$—	$605,137
Intersegment sales	1,469	186	53	(1,708)	—
Segment sales	$274,507	$323,255	$9,083	$(1,708)	$605,137

	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
A&D	$274,507	$(220,647)	$(28,360)	$25,500	9.3%
Commercial	323,255	(256,244)	(17,341)	49,670	15.4
RF&S Components	9,083	(4,586)	(2,445)	2,052	22.6
Total segment	606,845	(481,477)	(48,146)	77,222	12.7
Eliminations	(1,708)			—
Unallocated amounts:
Restructuring				(1,036)
Gain on sale of property, plant, and equipment				14,420
Acquisition-related and other charges				(10,184)
Stock-based compensation				(6,580)
Other corporate expenses				(22,265)
Amortization of definite-lived intangibles (1)				(12,591)
Consolidated	$605,137			38,986	6.4%
Interest expense				(12,219)
Other, net				3,765
Income before income taxes				$30,532

	For the Two Quarters Ended June 30, 2025
	A&D	Commercial	RF&S Components	Eliminations	Total
	(In thousands, except margin rates)
Net sales	$632,510	$727,911	$18,868	$—	$1,379,289
Intersegment sales	5,202	418	30	(5,650)	—
Segment sales	$637,712	$728,329	$18,898	$(5,650)	$1,379,289

	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
A&D	$637,712	$(489,975)	$(61,678)	$86,059	13.5%
Commercial	728,329	(586,737)	(37,874)	103,718	14.2
RF&S Components	18,898	(9,633)	(4,810)	4,455	23.6
Total segment	1,384,939	(1,086,345)	(104,362)	194,232	14.0
Eliminations	(5,650)			—
Unallocated amounts:
Restructuring				(2,122)
Stock-based compensation				(17,975)
Other corporate expenses				(43,658)
Amortization of definite-lived intangibles (1)				(18,448)
Consolidated	$1,379,289			112,029	8.1%
Interest expense				(22,559)
Other, net				(2,954)
Income before income taxes				$86,516

	For the Two Quarters Ended July 1, 2024
	A&D	Commercial	RF&S Components	Eliminations	Total
	(In thousands, except margin rates)
Net sales	$551,304	$606,644	$17,302	$—	$1,175,250
Intersegment sales	2,961	414	114	(3,489)	—
Segment sales	$554,265	$607,058	$17,416	$(3,489)	$1,175,250

	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
A&D	$554,265	$(437,347)	$(56,945)	$59,973	10.8%
Commercial	607,058	(493,084)	(34,221)	79,753	13.1
RF&S Components	17,416	(8,990)	(4,713)	3,713	21.3
Total segment	1,178,739	(939,421)	(95,879)	143,439	12.2
Eliminations	(3,489)			—
Unallocated amounts:
Restructuring				(4,974)
Gain on sale of property, plant, and equipment				14,420
Acquisition-related and other charges				(10,072)
Stock-based compensation				(13,367)
Other corporate expenses				(47,037)
Amortization of definite-lived intangibles (1)				(26,356)
Consolidated	$1,175,250			56,053	4.8%
Interest expense				(24,543)
Other, net				13,091
Income before income taxes				$44,601

(1)
Amortization of definite-lived intangibles relates to the A&D, Commercial, and RF&S Components reportable segments, but is not reviewed separately by the CODM. For the quarters ended June 30, 2025 and July 1, 2024, amortization expense of $2,336 and $2,335, respectively, is included in cost of goods sold for the A&D reportable segment. For both the two quarters ended June 30, 2025 and July 1, 2024, amortization expense of $4,671 is included in cost of goods sold for the A&D reportable segment.

Depreciation expense by reportable segment was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2025	July 1, 2024	June 30, 2025	July 1, 2024
	(In thousands)
A&D	$8,942	$9,490	$17,733	$19,014
Commercial	16,956	14,651	33,345	27,964
RF&S Components	443	419	866	886
Segment total	26,341	24,560	51,944	47,864
Corporate	1,351	1,623	2,611	3,015
Total	$27,692	$26,183	$54,555	$50,879

The Company markets and sells its products in approximately 50 countries. For the quarter and two quarters ended June 30, 2025, the Company did not conduct business in any country other than the United States in which its net sales in that country exceeded 10% of the Company’s total net sales. For the quarter and two quarters ended July 1, 2024, net sales in Taiwan also exceeded 10% of the Company’s total net sales. Net sales are attributed to countries by the invoiced location and were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2025	July 1, 2024	June 30, 2025	July 1, 2024
	(In thousands)
United States	$381,619	$308,774	$739,427	$609,733
Taiwan	50,856	73,931	105,012	142,855
Other	298,146	222,432	534,850	422,662
Total net sales	$730,621	$605,137	$1,379,289	$1,175,250

(11) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	Foreign Currency Translation	Pension Obligation	Cash Flow Hedges	Total
	(In thousands)
Balance as of December 30, 2024	$(33,757)	$3,612	$2,263	$(27,882)
Other comprehensive income (loss) before reclassifications	159	—	(1,774)	(1,615)
Amounts reclassified from accumulated other comprehensive loss	—	1,174	(271)	903
Net year to date other comprehensive income (loss)	159	1,174	(2,045)	(712)
Balance as of June 30, 2025	$(33,598)	$4,786	$218	$(28,594)

(12) Earnings Per Share

The reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2025	July 1, 2024	June 30, 2025	July 1, 2024
	(In thousands, except per share amounts)
Net income	$41,530	$26,352	$73,708	$36,818

Basic weighted average shares	101,857	101,234	101,861	101,593
Dilutive effect of performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock options	3,016	2,655	2,840	2,400
Diluted shares	104,873	103,889	104,701	103,993

Earnings per share:
Basic earnings per share	$0.41	$0.26	$0.72	$0.36
Diluted earnings per share	0.40	0.25	0.70	0.35

PRUs, RSUs, and stock options to purchase 369 and 250 shares of common stock for the quarter and two quarters ended June 30, 2025, respectively, and 330 and 177 shares of common stock for the quarter and two quarters ended July 1, 2024, respectively, were not included in the computation of diluted earnings per share because the impact would be anti-dilutive. The PRUs would have had an anti-dilutive impact because the performance conditions had not been met during the applicable quarter and two quarters. The RSUs and stock options would have had an anti-dilutive impact because the total expected proceeds under the treasury stock method or the options’ exercise prices were greater than the average market price of common stock during the applicable quarter and two quarters.

(13) Fair Value Measures

The Company measures at fair value its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability.

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	As of
	June 30, 2025		December 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$1,524	$1,524	$1,765	$1,765
Derivative assets, non-current	—	—	1,326	1,326
Derivative liabilities, current	—	—	667	667
Derivative liabilities, non-current	872	872	—	—
Senior Notes due March 2029	497,011	477,010	496,638	464,325
Term Loan due May 2030	337,984	344,761	339,205	346,930
ABL Revolving Loans	80,000	80,000	80,000	80,000
Other loan	2,149	2,149	2,311	2,311

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

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of June 30, 2025 and December 30, 2024, which are considered Level 2 inputs.

As of June 30, 2025 and December 30, 2024, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

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

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of June 30, 2025 and December 30, 2024 and included as a component of other current liabilities. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Supplier Finance Program Obligations

The Company has agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $12,808 and $17,218 as of June 30, 2025 and December 30, 2024, respectively.

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

RECENT DEVELOPMENTS

On July 9, 2025, we announced the acquisition of a 750,000-square-foot facility in Eau Claire, Wisconsin, as well as land rights for an additional future manufacturing site in Penang, Malaysia. We believe the Eau Claire, Wisconsin facility comes equipped with the necessary infrastructure to support advanced technology PCB manufacturing and enhances our ability to support future high-volume U.S. production of advanced technology PCBs across key markets, particularly data center computing and networking for generative artificial intelligence (AI) applications. In addition, we acquired land rights for ten acres in Penang to establish a new production site that we anticipate will align with customers’ increasing interests in supply chain diversification beyond China. The future Penang facility will be in close proximity to our existing facility and will enable us to deliver cost-competitive, high-quality advanced technology PCB manufacturing to commercial markets such as data center computing, networking, and medical, industrial, and instrumentation. Together, these new investments support our strategy to offer regionally optimized, globally connected manufacturing solutions for our customers.

We previously announced we are in the process of constructing a new advanced technology PCB manufacturing facility in Syracuse, New York. We expect that our new facility will bring advanced technology capability for our domestic high-volume production of ultra‑high‑density interconnect (HDI) PCBs in support of national security requirements. The external construction of our facility is largely complete and we continue to make progress on the internal fabrication. We have equipment orders in place and, assuming no delays in delivery, expect installation to begin in the third quarter of 2025 with production expected to commence in the second half of 2026.

FINANCIAL OVERVIEW

Our customers include both OEMs and EMS providers. We sell to OEMs both directly and indirectly through EMS providers. For such indirect sales, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 53% and 54% of our net sales for the quarter and two quarters ended June 30, 2025, respectively. Sales to our ten largest customers collectively accounted for 54% of our net sales for both the quarter and two quarters ended July 1, 2024.

The percentage of our net sales attributable to each of the principal end markets we served was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2025	July 1, 2024 (1)	June 30, 2025 (1)	July 1, 2024 (1)
End Markets (2):
Aerospace and Defense	45%	45%	47%	47%
Automotive	11	14	11	13
Data Center Computing	21	21	21	20
Medical/Industrial/Instrumentation	15	14	14	14
Networking	8	6	7	6
Total	100%	100%	100%	100%

(1)
The end market revenue prior to the quarter ended June 30, 2025 has been recast to reflect certain adjustments to allocations resulting from the segment reorganization.
(2)
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

CONSOLIDATED OPERATING RESULTS

Selected financial highlights are presented in the table below:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2025	July 1, 2024	June 30, 2025	July 1, 2024
	(In thousands, except margin rates)
Net sales	$730,621	$605,137	$1,379,289	$1,175,250
Cost of goods sold	582,512	487,910	1,100,208	954,304
Gross profit	148,109	117,227	279,081	220,946
Gross margin	20.3%	19.4%	20.2%	18.8%
Operating expenses:
Selling and marketing	21,316	19,798	42,587	40,092
General and administrative	49,719	38,604	93,493	82,274
Research and development	7,009	8,547	15,073	15,868
Amortization of definite-lived intangibles	6,888	10,256	13,777	21,685
Restructuring charges	1,408	1,036	2,122	4,974
Total operating expenses	86,340	78,241	167,052	164,893
Operating income	61,769	38,986	112,029	56,053
Operating margin	8.5%	6.4%	8.1%	4.8%
Total other expense, net	(16,244)	(8,454)	(25,513)	(11,452)
Income tax provision	(3,995)	(4,180)	(12,808)	(7,783)
Net income	$41,530	$26,352	$73,708	$36,818

The following discussion and analysis is for the quarter and two quarters ended June 30, 2025, compared to the quarter and two quarters ended July 1, 2024, unless otherwise stated.

Net Sales

Total net sales increased $125.5 million, or 20.7%, to $730.6 million for the quarter ended June 30, 2025, from $605.1 million for the quarter ended July 1, 2024. The primary driver of this increase was strong demand in our aerospace and defense, data center computing, and networking end markets, the latter two being driven by generative AI. In addition, our medical, industrial, and instrumentation end market was also stronger as inventories and demand have normalized in this end market.

Total net sales increased $204.0 million, or 17.4%, to $1,379.3 million for the two quarters ended June 30, 2025, from $1,175.3 million for the two quarters ended July 1, 2024. The primary drivers of the increase were as discussed in the paragraph above.

Gross Profit and Margin Rate

Gross profit increased $30.9 million to $148.1 million for the quarter ended June 30, 2025, from $117.2 million for the quarter ended July 1, 2024, primarily due to higher sales. Gross margin rate increased to 20.3% for the quarter ended June 30, 2025, from 19.4% for the quarter ended July 1, 2024. This increase was primarily due to improved operational execution, favorable product mix, and increased volume of PCB shipments as compared to the second quarter of 2024.

Gross profit increased $58.1 million to $279.1 million for the two quarters ended June 30, 2025, from $220.9 million for the two quarters ended July 1, 2024, primarily due to higher sales. Gross margin rate increased to 20.2% for the two quarters ended June 30, 2025, from 18.8% for the two quarters ended July 1, 2024. The increase was primarily due to improved operational execution, favorable product mix, and increased volume of PCB shipments as compared to the same period of 2024.

Operating Expenses

Operating expenses increased $8.1 million to $86.3 million for the quarter ended June 30, 2025, from $78.2 million for the quarter ended July 1, 2024, primarily due to the absence of gains on the sale of assets primarily related to the sale of two buildings vacated with the closure of our Anaheim and Santa Clara plants of $14.4 million that occurred in the quarter ended July 1, 2024, partially offset by the absence of the write down of our Hong Kong building of $6.1 million that occurred in the quarter ended July 1, 2024. Higher incentive compensation expense also contributed to the increase in operating expenses, partially offset by a decrease in amortization of definite-lived intangibles.

Operating expenses increased $2.2 million to $167.1 million for the two quarters ended June 30, 2025, from $164.9 million for the two quarters ended July 1, 2024, primarily due to the absence of gains on the sale of assets primarily related to the sale of two buildings vacated with the closure of our Anaheim and Santa Clara plants of $14.4 million that occurred in the two quarters ended July 1, 2024, partially offset by the absence of the write down of our Hong Kong building of $6.1 million that occurred in the two quarters ended July 1, 2024. In addition, increased stock-based compensation and incentive compensation expense contributed to the higher operating expenses, partially offset by a decrease in amortization of definite-lived intangibles.

Operating Income and Margin Rate

Operating income increased $22.8 million to $61.8 million for the quarter ended June 30, 2025, from $39.0 million for the quarter ended July 1, 2024. Operating margin rate increased to 8.5% for the quarter ended June 30, 2025, from 6.4% for the quarter ended July 1, 2024. The primary drivers of these increases are discussed above in the variance explanations for Gross Profit and Margin Rate and Operating Expenses.

Operating income increased $56.0 million to $112.0 million for the two quarters ended June 30, 2025, from $56.1 million for the two quarters ended July 1, 2024. Operating margin rate increased to 8.1% for the two quarters ended June 30, 2025, from 4.8% for the two quarters ended July 1, 2024. The primary drivers of these increases are discussed above in the variance explanations for Gross Profit and Margin Rate and Operating Expenses.

Total Other Expense, Net

Total other expense, net increased $7.8 million to $16.2 million for the quarter ended June 30, 2025, from $8.5 million for the quarter ended July 1, 2024, primarily as a result of unrealized foreign exchange losses during the quarter ended June 30, 2025. We utilize the Chinese Renminbi (RMB) and Malaysian Ringgit (MYR) at our China and Malaysia facilities, respectively, for employee‑related and other costs of running our operations in foreign countries. There was an unrealized loss from foreign exchange of $5.7 million during the quarter ended June 30, 2025, compared to $0.1 million during the quarter ended July 1, 2024. This unrealized loss was related to the translation of our China and Malaysia balance sheets from their local currencies into the U.S. dollar functional currency, which experienced devaluation against the RMB and MYR during the quarter ended June 30, 2025 as compared to the quarter ended July 1, 2024.

Total other expense, net increased $14.1 million to $25.5 million for the two quarters ended June 30, 2025, from $11.5 million for the two quarters ended July 1, 2024, primarily as a result of unrealized foreign exchange losses during the two quarters ended June 30, 2025. There was an $8.0 million unrealized loss from foreign exchange during the two quarters ended June 30, 2025, compared to a $4.2 million unrealized gain from foreign exchange during the two quarters ended July 1, 2024. This unrealized loss was related to the translation of our China and Malaysia balance sheets from their local currencies into the U.S. dollar functional currency, which experienced devaluation against the RMB and MYR during the two quarters ended June 30, 2025 as compared to the two quarters ended July 1, 2024.

Income Taxes

Income tax expense decreased $0.2 million to $4.0 million for the quarter ended June 30, 2025, from $4.2 million for the quarter ended July 1, 2024, primarily due to an income tax benefit from the deduction of stock-based compensation, partially offset by accruals for potential assessments in various jurisdictions and the finalization of China and Canada corporate income tax returns.

Income tax expense increased $5.0 million to $12.8 million for the two quarters ended June 30, 2025, from $7.8 million for the two quarters ended July 1, 2024, primarily due to an increase in income before income taxes for the two quarters ended June 30, 2025 and accruals for potential assessments in various jurisdictions, partially offset by an income tax benefit from the deduction of stock‑based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The OBBBA includes provisions such as the permanent extension of certain provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025 and modifications to the international tax framework. Income Taxes (Topic 740): Improvements to Income Tax Disclosures requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Therefore, our tax provisions for the quarter and two quarters ended June 30, 2025, do not incorporate the effects of these tax law changes. We are in the process of evaluating and estimating the impact of the OBBBA on our consolidated condensed financial statements and will complete our assessment during the third quarter of 2025.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of $41.8 million and $42.9 million as of June 30, 2025 and July 1, 2024, respectively.

SEGMENT OPERATING RESULTS

Basis of Presentation

During the quarter ended June 30, 2025, in connection with our change in organizational structure to enhance clarity in sector performance, accountability, and operating costs, our management finalized its assessment of our operating segments and concluded that we now have three reportable segments: Aerospace and Defense (A&D), Commercial, and RF&S Components. As a result, certain prior period amounts have been reclassified to conform with this new presentation. See Part I, Item 1, Note 10, Segment Information, of the Notes to Consolidated Condensed Financial Statements in this Report for further information.

Selected segment financial highlights, with reconciliations to operating income, are presented in the table below:

	For the Quarter Ended		For the Two Quarters Ended
	June 30, 2025	July 1, 2024	June 30, 2025	July 1, 2024
	(In thousands, except margin rates)
Segment sales:
A&D	$327,569	$274,507	$637,712	$554,265
Commercial	395,624	323,255	728,329	607,058
RF&S Components	10,078	9,083	18,898	17,416
Total	$733,271	$606,845	$1,384,939	$1,178,739
Segment operating income:
A&D	$45,282	$25,500	$86,059	$59,973
Commercial	60,069	49,670	103,718	79,753
RF&S Components	2,863	2,052	4,455	3,713
Total	108,214	77,222	194,232	143,439
Segment operating margin rate:
A&D	13.8%	9.3%	13.5%	10.8%
Commercial	15.2%	15.4%	14.2%	13.1%
RF&S Components	28.4%	22.6%	23.6%	21.3%
Total	14.8%	12.7%	14.0%	12.2%
Unallocated amounts:
Restructuring	(1,408)	(1,036)	(2,122)	(4,974)
Gain on sale of property, plant, and equipment	—	14,420	—	14,420
Acquisition-related and other charges	—	(10,184)	—	(10,072)
Stock-based compensation	(9,188)	(6,580)	(17,975)	(13,367)
Other corporate expenses	(26,625)	(22,265)	(43,658)	(47,037)
Amortization of definite-lived intangibles (1)	(9,224)	(12,591)	(18,448)	(26,356)
Operating income	$61,769	$38,986	$112,029	$56,053

(1)
Amortization of definite-lived intangibles relates to the A&D, Commercial, and RF&S Components reportable segments, but is not reviewed separately by the chief operating decision maker (CODM). For the quarters ended June 30, 2025 and July 1, 2024, amortization expense of $2,336 and $2,335, respectively, is included in cost of goods sold for the A&D reportable segment. For both the two quarters ended June 30, 2025 and July 1, 2024, amortization expense of $4,671 is included in cost of goods sold for the A&D reportable segment.

Segment operating income, as reconciled in Part I, Item 1, Note 10, Segment Information, of the Notes to Consolidated Condensed Financial Statements in this Report, and segment operating margin rate (segment operating income divided by segment sales) are presented in conformity with Accounting Standards Codification (ASC) Topic 280, Segment Reporting. These measures are reported to the CODM, who is the President and Chief Executive Officer, for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non‑GAAP financial measures under the SEC's Regulation G and Item 10(e) of Regulation S-K.

A&D

Segment Sales

Segment sales for the A&D reportable segment increased $53.1 million, or 19.3%, to $327.6 million for the quarter ended June 30, 2025, from $274.5 million for the quarter ended July 1, 2024. The primary drivers of this increase were improved spending in previous defense budgets, our strong strategic program alignment, and key bookings for ongoing franchise programs, including restricted programs. These increases were driven by increased sales related to missiles and munitions as well as strong demand in our Mission Systems and Specialty Assembly businesses.

Segment sales for the A&D reportable segment increased $83.4 million, or 15.1%, to $637.7 million for the two quarters ended June 30, 2025, from $554.3 million for the two quarters ended July 1, 2024. The primary drivers of the increase were as discussed in the paragraph above.

Segment Operating Income and Margin Rate

Segment operating income for the A&D reportable segment increased $19.8 million to $45.3 million for the quarter ended June 30, 2025, from $25.5 million for the quarter ended July 1, 2024. Segment operating margin rate for the A&D reportable segment increased to 13.8% for the quarter ended June 30, 2025, from 9.3% for the quarter ended July 1, 2024. The primary drivers of these increases were higher sales volume as discussed above, and improved operational execution.

Segment operating income for the A&D reportable segment increased $26.1 million to $86.1 million for the two quarters ended June 30, 2025, from $60.0 million for the two quarters ended July 1, 2024. Segment operating margin rate for the A&D reportable segment increased to 13.5% for the two quarters ended June 30, 2025, from 10.8% for the two quarters ended July 1, 2024. The primary drivers of these increases were higher sales volume as discussed above, and improved operational execution.

Commercial

Segment Sales

Segment sales for the Commercial reportable segment increased $72.4 million, or 22.4%, to $395.6 million for the quarter ended June 30, 2025, from $323.3 million for the quarter ended July 1, 2024. The primary driver of this increase was strong demand in our data center computing and networking end markets driven by generative AI. In addition, our medical, industrial, and instrumentation end market was also stronger as inventories and demand have normalized in this end market with growth in the industrial and instrumentation areas.

Segment sales for the Commercial reportable segment increased $121.3 million, or 20.0%, to $728.3 million for the two quarters ended June 30, 2025, from $607.1 million for the two quarters ended July 1, 2024. The primary driver of this increase was strong demand in our data center computing and networking end markets driven by generative AI, as well as normalized demand in our medical, industrial, and instrumentation end market.

Segment Operating Income and Margin Rate

Segment operating income for the Commercial reportable segment increased $10.4 million to $60.1 million for the quarter ended June 30, 2025, from $49.7 million for the quarter ended July 1, 2024. However, segment operating margin rate for the Commercial reportable segment slightly decreased to 15.2% for the quarter ended June 30, 2025, from 15.4% for the quarter ended July 1, 2024. The primary driver of the increase in segment operating income was higher sales volume as discussed above, while the segment operating margin rate slightly decreased due to ramp-up costs in connection with our fabrication plant in Penang, Malaysia, as well as product mix change.

Segment operating income for the Commercial reportable segment increased $24.0 million to $103.7 million for the two quarters ended June 30, 2025, from $79.8 million for the two quarters ended July 1, 2024. Segment operating margin rate for the Commercial reportable segment increased to 14.2% for the two quarters ended June 30, 2025, from 13.1% for the two quarters ended July 1, 2024. The primary drivers of these increases were higher sales volume as discussed above, and improved operational execution.

RF&S Components

Segment Sales

Segment sales for the RF&S Components reportable segment increased $1.0 million, or 11.0%, to $10.1 million for the quarter ended June 30, 2025, from $9.1 million for the quarter ended July 1, 2024. The primary driver of this increase was strong demand across the networking and medical, industrial, and instrumentation end markets.

Segment sales for the RF&S Components reportable segment increased $1.5 million, or 8.5%, to $18.9 million for the two quarters ended June 30, 2025, from $17.4 million for the two quarters ended July 1, 2024. The primary driver of this increase was strong demand across the networking and medical, industrial, and instrumentation end markets.

Segment Operating Income and Margin Rate

Segment operating income for the RF&S Components reportable segment increased $0.8 million to $2.9 million for the quarter ended June 30, 2025, from $2.1 million for the quarter ended July 1, 2024. Segment operating margin rate for the RF&S Components reportable segment increased to 28.4% for the quarter ended June 30, 2025, from 22.6% for the quarter ended July 1, 2024. The primary drivers of these increases were higher sales volume as discussed above, and improved operational execution.

Segment operating income for the RF&S Components reportable segment increased $0.7 million to $4.5 million for the two quarters ended June 30, 2025, from $3.7 million for the two quarters ended July 1, 2024. Segment operating margin rate for the RF&S Components reportable segment increased to 23.6% for the two quarters ended June 30, 2025, from 21.3% for the two quarters ended July 1, 2024. The primary drivers of these increases were higher sales volume as discussed above, and improved operational execution.

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

Cash flow provided by operating activities during the first two quarters of 2025 was $87.1 million as compared to cash flow provided by operating activities of $85.8 million in the same period in 2024. The increase in cash flow was primarily due to an increase in net income of $36.9 million partially offset by increased investment in working capital largely driven by the timing of collections and advance payments and increased inventories related to ramping production levels.

Net cash used in investing activities during the first two quarters of 2025 was $123.5 million, primarily resulting from the use of $123.7 million for net purchases of property, plant, and equipment and other assets. Net cash used in investing activities during the first two quarters of 2024 was approximately $52.5 million, primarily resulting from the use of $88.8 million for purchases of property, plant and equipment and other assets. This was partially offset by the receipt of $29.6 million of proceeds from the sale of property, plant, and equipment and other assets primarily related to the sale of two buildings vacated by the closure of our Anaheim and Santa Clara plants and $6.7 million of proceeds from the sale of property associated with our Shanghai E‑MS subsidiary.

Net cash used in financing activities during the first two quarters of 2025 was $19.8 million, reflecting the use of $17.9 million for repurchases of our common stock and $1.9 million for the repayment of long-term debt borrowings. Net cash used in financing activities during the first two quarters of 2024 was $37.1 million, reflecting the use of $34.5 million for repurchases of common stock and $2.6 million for the repayment of long-term debt borrowings.

As of June 30, 2025, we had cash and cash equivalents of approximately $448.0 million, of which approximately $137.7 million was held by our foreign subsidiaries, primarily in China, and $201.4 million of available borrowing capacity under our revolving credit facilities. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax expenses not previously accrued for the repatriation of this cash.

Our total 2025 capital expenditures are expected to be in the range of $235.0 million to $255.0 million, of which approximately $66.0 million relate to construction of our new plant in Syracuse, New York.

Share Repurchases

On May 8, 2025, our Board of Directors authorized a new share repurchase program (2025 Repurchase Program), under which we may repurchase up to $100.0 million in value of our common stock from time to time through May 7, 2027. We did not repurchase any shares of our common stock during the quarter ended June 30, 2025. During the two quarters ended June 30, 2025, under our previous two-year repurchase program that expired on May 3, 2025, we repurchased approximately 0.7 million shares of our common stock for a total cost of $17.9 million (including commissions). As of June 30, 2025, the remaining amount in value available to be repurchased under the 2025 Repurchase Program was $100.0 million.

Long-term Debt and Letters of Credit

As of June 30, 2025, we had $917.1 million of outstanding debt, net of discount and issuance costs, composed of $497.0 million of Senior Notes due 2029, $338.0 million under the Term Loan Facility due 2030 (Term Loan Facility), $80.0 million under the Asia Asset-Based Lending Credit Agreement (Asia ABL), and $2.1 million of other loans.

Pursuant to the terms of the Senior Notes due 2029 and Term Loan Facility, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments. Under the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia ABL (collectively, the ABL Revolving Loans), we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of June 30, 2025, we were in compliance with the covenants under the Senior Notes due 2029, Term Loan Facility, and ABL Revolving Loans.

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

Supplier Finance Program Obligations

We have agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $12.8 million and $17.2 million as of June 30, 2025 and December 30, 2024, respectively.

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases. As of June 30, 2025, there were no material changes outside the ordinary course of business since December 30, 2024 to our contractual obligations and commitments and the related cash requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business operations, we are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into derivative financial instruments for trading or speculative purposes. As of June 30, 2025, we did not have any material commodity contracts in place and believe our exposure to commodity price risk is not material.

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

At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of June 30, 2025, the fair value of the interest rate swap was recorded as a net asset in the amount of $0.2 million, of which $1.1 million is included as a component of prepaid expenses and other current assets and $0.9 million is included as a component of other long-term liabilities. As of December 30, 2024, the fair value of the interest rate swap was recorded as an asset of $3.1 million, of which $1.8 million is included as a component of prepaid expenses and other current assets and $1.3 million is included as a component of deposits and other non-current assets. No ineffectiveness was recognized for the quarter and two quarters ended June 30, 2025. During the quarter and two quarters ended June 30, 2025, the interest rate swap decreased interest expense by $0.6 million and $1.1 million, respectively. During the quarter and two quarters ended July 1, 2024, the interest rate swap decreased interest expense by $1.2 million and $2.3 million, respectively.

See Liquidity and Capital Resources and Long-term Debt and Letters of Credit appearing in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of our financing facilities and capital structure. As of June 30, 2025, approximately 81.2% of our total debt was based on fixed rates. Based on our borrowings as of June 30, 2025, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $1.7 million.

Foreign Currency Exchange Rate Risks

In the normal course of business, we are exposed to risks associated with fluctuations in foreign currency exchange rates related to transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Most of our foreign operations have the U.S. Dollar as their functional currency. However, one of our China facilities utilizes the Renminbi (RMB), which results in recognition of translation adjustments included as a component of accumulated other comprehensive loss. Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases, and translation of balance sheet accounts denominated in foreign currencies. We do not engage in hedging to manage this foreign currency risk. However, we may consider the use of derivatives in the future. Our primary foreign exchange exposure is to the RMB and Malaysian Ringgit (MYR).

Debt Instruments

The fiscal calendar maturities of our debt instruments for the next five years and thereafter were as follows:

	As of June 30, 2025
	Remaining 2025	2026	2027	2028	2029	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands, except interest rates)
US$ Variable Rate (1)	$1,732	$3,465	$4,331	$83,465	$2,599	$328,309	$423,901	$424,761	6.39%
US$ Fixed Rate	168	350	404	363	500,419	445	502,149	479,159	4.01
Total	$1,900	$3,815	$4,735	$83,828	$503,018	$328,754	$926,050	$903,920

(1)
Interest rate swap effectively fixed $250,000 of variable rate debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2025 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 8, 2025, our Board of Directors authorized a new share repurchase program, under which we may repurchase up to $100.0 million in value of our outstanding shares of common stock from time to time through May 7, 2027. Our previous two-year repurchase program expired on May 3, 2025.

We did not repurchase any shares of our common stock during the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" for the purchase or sale of our securities (as those terms are defined in Regulation S-K, Item 408).

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

TTM Technologies, Inc.

/s/ Thomas T. Edman

Dated: August 4, 2025	Thomas T. Edman
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel L. Boehle

Dated: August 4, 2025	Daniel L. Boehle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)