Form 10-Q
period 2025-09-29
TTM TECHNOLOGIES INC
filed 2025-10-31
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2025

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

As of October 29, 2025, there were outstanding 103,330,725 shares of the registrant’s Common Stock, $0.001 par value.

TTM TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended September 29, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of September 29, 2025 and December 30, 2024

	As of
	September 29, 2025	December 30, 2024
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$491,120	$503,932
Accounts receivable, net	500,147	448,611
Contract assets	446,967	381,382
Inventories	253,687	224,985
Prepaid expenses and other current assets	63,694	47,834
Total current assets	1,755,615	1,606,744
Property, plant, and equipment, net	992,193	869,957
Operating lease right-of-use assets	80,905	78,252
Goodwill	670,135	670,135
Definite-lived intangibles, net	164,146	191,819
Deposits and other non-current assets	57,534	55,587
Total assets	$3,720,528	$3,472,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$3,810	$3,795
Accounts payable	506,386	406,221
Contract liabilities	149,368	170,915
Accrued salaries, wages, and benefits	131,093	108,149
Other current liabilities	114,546	119,974
Total current liabilities	905,203	809,054
Long-term debt, net of discount and issuance costs	912,835	914,359
Operating lease liabilities	84,534	77,509
Other long-term liabilities	116,508	107,748
Total long-term liabilities	1,113,877	1,099,616
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 115,195 and 113,161 shares issued as of September 29, 2025 and December 30, 2024, respectively; 103,331 and 101,997 shares outstanding as of September 29, 2025 and December 30, 2024, respectively	115	113
Treasury stock – common stock at cost; 11,864 and 11,164 shares as of September 29, 2025 and December 30, 2024, respectively	(175,445)	(157,570)
Additional paid-in capital	940,325	910,741
Retained earnings	965,185	838,422
Accumulated other comprehensive loss	(28,732)	(27,882)
Total stockholders’ equity	1,701,448	1,563,824
Total liabilities and stockholders' equity	$3,720,528	$3,472,494

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended September 29, 2025 and September 30, 2024

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2025	September 30, 2024	September 29, 2025	September 30, 2024
	(Unaudited)
	(In thousands, except per share data)
Net sales	$752,736	$616,538	$2,132,025	$1,791,788
Cost of goods sold	596,000	486,650	1,696,208	1,440,954
Gross profit	156,736	129,888	435,817	350,834
Operating expenses:
Selling and marketing	21,796	19,961	64,383	60,053
General and administrative	48,598	42,567	142,091	124,841
Research and development	7,038	8,054	22,111	23,922
Amortization of definite-lived intangibles	6,889	6,951	20,666	28,636
Restructuring charges	509	1,393	2,631	6,367
Total operating expenses	84,830	78,926	251,882	243,819
Operating income	71,906	50,962	183,935	107,015
Other (expense) income:
Interest expense	(10,399)	(11,768)	(32,958)	(36,311)
Other, net	306	(14,177)	(2,648)	(1,086)
Total other expense, net	(10,093)	(25,945)	(35,606)	(37,397)
Income before income taxes	61,813	25,017	148,329	69,618
Income tax provision	(8,758)	(10,706)	(21,566)	(18,489)
Net income	$53,055	$14,311	$126,763	$51,129

Earnings per share:
Basic earnings per share	$0.51	$0.14	$1.24	$0.50
Diluted earnings per share	0.50	0.14	1.21	0.49

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarter and Three Quarters Ended September 29, 2025 and September 30, 2024

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2025	September 30, 2024	September 29, 2025	September 30, 2024
	(Unaudited)
	(In thousands)
Net income	$53,055	$14,311	$126,763	$51,129
Other comprehensive income (loss), net of tax:
Pension obligation	—	—	1,174	—
Foreign currency translation	49	325	208	(533)
Net unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges during the period, net	335	(3,905)	(1,439)	835
Amounts realized in the statement of operations, net	(522)	(851)	(793)	(2,579)
Net	(187)	(4,756)	(2,232)	(1,744)
Other comprehensive loss, net of tax	(138)	(4,431)	(850)	(2,277)
Comprehensive income, net of tax	$52,917	$9,880	$125,913	$48,852

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Three Quarters Ended September 29, 2025 and September 30, 2024

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 30, 2024	113,161	$113	(11,164)	$(157,570)	$910,741	$838,422	$(27,882)	$1,563,824
Net income	—	—	—	—	—	32,178	—	32,178
Other comprehensive income	—	—	—	—	—	—	87	87
Issuance of common stock for performance-based restricted stock units	305	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	20	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(700)	(17,875)	—	—	—	(17,875)
Stock-based compensation	—	—	—	—	8,787	—	—	8,787
Balance, March 31, 2025	113,486	$113	(11,864)	$(175,445)	$919,528	$870,600	$(27,795)	$1,587,001
Net income	—	—	—	—	—	41,530	—	41,530
Other comprehensive loss	—	—	—	—	—	—	(799)	(799)
Issuance of common stock for restricted stock units	1,687	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	9,188	—	—	9,188
Balance, June 30, 2025	115,173	$115	(11,864)	$(175,445)	$928,714	$912,130	$(28,594)	$1,636,920
Net income	—	—	—	—	—	53,055	—	53,055
Other comprehensive loss	—	—	—	—	—	—	(138)	(138)
Issuance of common stock for restricted stock units	22	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,611	—	—	11,611
Balance, September 29, 2025	115,195	$115	(11,864)	$(175,445)	$940,325	$965,185	$(28,732)	$1,701,448

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, January 1, 2024	111,282	$111	(9,174)	$(123,091)	$880,963	$782,123	$(29,067)	$1,511,039
Net income	—	—	—	—	—	10,466	—	10,466
Other comprehensive income	—	—	—	—	—	—	2,150	2,150
Issuance of common stock for performance-based restricted stock units	227	1	—	—	(1)	—	—	—
Issuance of common stock for restricted stock units	41	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(600)	(9,334)	—	—	—	(9,334)
Stock-based compensation	—	—	—	—	6,787	—	—	6,787
Balance, April 1, 2024	111,550	$112	(9,774)	$(132,425)	$887,749	$792,589	$(26,917)	$1,521,108
Net income	—	—	—	—	—	26,352	—	26,352
Other comprehensive income	—	—	—	—	—	—	4	4
Issuance of common stock for restricted stock units	1,559	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(1,390)	(25,145)	—	—	—	(25,145)
Stock-based compensation	—	—	—	—	6,580	—	—	6,580
Balance, July 1, 2024	113,109	$113	(11,164)	$(157,570)	$894,328	$818,941	$(26,913)	$1,528,899
Net income	—	—	—	—	—	14,311	—	14,311
Other comprehensive loss	—	—	—	—	—	—	(4,431)	(4,431)
Issuance of common stock for restricted stock units	23	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,330	—	—	8,330
Balance, September 30, 2024	113,132	$113	(11,164)	$(157,570)	$902,658	$833,252	$(31,344)	$1,547,109

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended September 29, 2025 and September 30, 2024

	For the Three Quarters Ended
	September 29, 2025	September 30, 2024
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$126,763	$51,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	82,135	78,709
Amortization of definite-lived intangible assets	27,673	35,642
Amortization of debt discount and issuance costs	1,609	1,517
Deferred income taxes	1,461	(1,180)
Stock-based compensation	29,586	21,697
Other	5,512	2,194
Changes in operating assets and liabilities:
Accounts receivable, net	(51,536)	(9,328)
Contract assets	(65,585)	(70,618)
Inventories	(28,702)	(14,838)
Prepaid expenses and other assets	(11,667)	(2,236)
Accounts payable	102,253	34,698
Contract liabilities	(21,547)	11,860
Accrued salaries, wages, and benefits	22,944	14,055
Other liabilities	8,053	(2,461)
Net cash provided by operating activities	228,952	150,840
Cash flows from investing activities:
Net purchases of property, plant, and equipment and other assets	(223,176)	(129,709)
Proceeds from sale of property, plant, and equipment and other assets	489	29,599
Proceeds from sale of Shanghai E-MS (SH E-MS) property	—	6,737
Other	—	(76)
Net cash used in investing activities	(222,687)	(93,449)
Cash flows from financing activities:
Repurchases of common stock	(17,875)	(34,479)
Repayment of long-term debt borrowings	(2,845)	(8,730)
Customer deposits	1,500	—
Proceeds from long-term debt borrowings	—	6,105
Payment of debt issuance costs	—	(1,113)
Net cash used in financing activities	(19,220)	(38,217)
Effect of foreign currency exchange rates on cash and cash equivalents	143	118
Net (decrease) increase in cash and cash equivalents	(12,812)	19,292
Cash and cash equivalents at beginning of period	503,932	450,208
Cash and cash equivalents at end of period	$491,120	$469,500
Supplemental cash flow information:
Cash paid, net for interest	$39,807	$42,646
Cash paid, net for income taxes	19,426	15,196
Supplemental disclosure of non-cash investing activities:
Property, plant, and equipment recorded in accounts payable and other current liabilities	$62,561	$83,934
Cashless rollover of debt	—	340,395

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Condensed Financial Statements

(Unaudited)

(Dollars and shares in thousands, except per share data)

(1) Nature of Operations and Basis of Presentation

TTM Technologies, Inc. (the Company or TTM) is a leading global manufacturer of technology products, including mission systems, radio frequency (RF) components, RF microwave/microelectronic assemblies, and technologically advanced printed circuit boards (PCBs). The Company provides time-to-market and volume production of advanced technology products and offers a one-stop design, engineering, and manufacturing solution to customers. This solution allows the Company to align technology developments with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due, in part, to the conflicts between Russia and Ukraine, as well as other global regions and the imposition of, or changes to, tariffs by the United States as well as retaliatory tariffs or measures by other countries, the global economy and financial markets have been volatile in recent periods. As such, the Company has considered information available to it as of the date of issuance of these consolidated condensed financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. The actual results the Company experienced may differ materially and adversely from its estimates. The Company uses a 52/53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31.

Recently Issued Accounting Standards Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The guidance may be applied on a prospective basis, a modified basis, or a retrospective basis. The Company is currently evaluating the timing of the adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the timing of the adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

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

(2) Revenues

As of September 29, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for long‑term contracts was $418,620. The Company expects to recognize revenue on approximately 57% of the remaining performance obligations for the Company’s long-term contracts over the next 12 months with the remaining amount expected to be recognized thereafter.

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of September 29, 2025 and December 30, 2024 were $32,275 and $36,976, respectively.

Revenue recognized for the three quarters ended September 29, 2025 from amounts recorded as contract liabilities as of December 30, 2024 was $82,722. Revenue recognized for the three quarters ended September 30, 2024 from amounts recorded as contract liabilities as of January 1, 2024 was $33,331.

Revenue from products and services transferred to customers over time and at a point in time accounted for 96% and 4%, respectively, of the Company’s revenue for both the quarter and three quarters ended September 29, 2025 and September 30, 2024.

Disaggregated revenue by principal end markets within reportable segments was as follows:

	For the Quarter Ended
	September 29, 2025				September 30, 2024
	Aerospace and Defense (A&D)	Commercial	RF and Specialty Components (RF&S Components)	Total	A&D	Commercial	RF&S Components	Total
	(In thousands)
End Markets (1):
Aerospace and Defense	$333,556	$—	$—	$333,556	$277,604	$—	$—	$277,604
Automotive	—	79,355	—	79,355	—	86,773	—	86,773
Data Center Computing	—	175,302	33	175,335	—	121,767	201	121,968
Medical/Industrial/Instrumentation	—	107,289	1,128	108,417	—	87,968	579	88,547
Networking	—	46,790	9,283	56,073	—	32,681	8,965	41,646
Total	$333,556	$408,736	$10,444	$752,736	$277,604	$329,189	$9,745	$616,538

	For the Three Quarters Ended
	September 29, 2025				September 30, 2024
	A&D	Commercial	RF&S Components	Total	A&D	Commercial	RF&S Components	Total
	(In thousands)
End Markets (1):
Aerospace and Defense	$966,066	$—	$—	$966,066	$828,908	$—	$—	$828,908
Automotive	—	232,133	—	232,133	—	239,681	—	239,681
Data Center Computing	—	460,291	979	461,270	—	359,680	323	360,003
Medical/Industrial/Instrumentation	—	299,397	3,046	302,443	—	249,532	2,035	251,567
Networking	—	144,826	25,287	170,113	—	86,940	24,689	111,629
Total	$966,066	$1,136,647	$29,312	$2,132,025	$828,908	$935,833	$27,047	$1,791,788

(1)
The end market revenue for the A&D and Commercial reportable segments prior to the quarter ended June 30, 2025 has been recast to reflect certain adjustments to allocations resulting from the segment reorganization. The end market revenue excludes intersegment sales totaling $3,469 and $9,119 for the quarter and three quarters ended September 29, 2025, respectively, and $2,157 and $5,646 for the quarter and three quarters ended September 30, 2024, respectively. See Note 4, Segment Information, for further information.

(3) Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $196,603 and $207,909 as of September 29, 2025 and December 30, 2024, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of September 29, 2025, one customer accounted for 14% of the Company's accounts receivable. There were no customers that accounted for 10% or more of the Company's accounts receivable as of December 30, 2024.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter and three quarters ended September 29, 2025, two customers collectively accounted for approximately 23% and 22% of the Company's net sales, respectively. For the quarter and three quarters ended September 30, 2024, one customer accounted for approximately 11% of the Company's net sales.

(4) Segment Information

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

The A&D reportable segment consists of PCBs, value-added assemblies, microelectronics, RF/microwave components and assemblies, and integrated mission systems. These highly engineered electronics products include the manufacture and test of customer‑supplied designs as well as long-term contracts to design, develop, manufacture, and test new products. The products in the A&D reportable segment support surveillance, intelligence, communications, and other critical missions for customers in the aerospace and defense industry. The Commercial reportable segment consists of PCBs using customer-supplied engineering and design plans supporting customers in the automotive, medical, industrial, and instrumentation, networking, and data center computing end markets. The RF&S Components reportable segment consists of TTM designed RF components for commercial customers in the telecommunications, industrial, and instrumentation markets, as well as commercial off-the-shelf (COTS) components for certain aerospace and defense customers.

Reconciliations of net sales and segment operating income were as follows:

	For the Quarter Ended September 29, 2025
	A&D	Commercial	RF&S Components	Eliminations	Total
	(In thousands, except margin rates)
Net sales	$333,556	$408,736	$10,444	$—	$752,736
Intersegment sales	3,285	184	—	(3,469)	—
Segment sales	$336,841	$408,920	$10,444	$(3,469)	$752,736

	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
A&D	$336,841	$(255,033)	$(28,924)	$52,884	15.7%
Commercial	408,920	(330,183)	(18,706)	60,031	14.7
RF&S Components	10,444	(5,032)	(2,286)	3,126	29.9
Total segment	756,205	(590,248)	(49,916)	116,041	15.3
Eliminations	(3,469)			—
Unallocated amounts:
Restructuring				(509)
Acquisition-related and other charges				(15)
Stock-based compensation				(11,611)
Other corporate expenses				(22,775)
Amortization of definite-lived intangibles				(9,225)
Consolidated	$752,736			71,906	9.6%
Interest expense				(10,399)
Other, net				306
Income before income taxes				$61,813

	For the Quarter Ended September 30, 2024
	A&D	Commercial	RF&S Components	Eliminations	Total
	(In thousands, except margin rates)
Net sales	$277,604	$329,189	$9,745	$—	$616,538
Intersegment sales	1,929	193	35	(2,157)	—
Segment sales	$279,533	$329,382	$9,780	$(2,157)	$616,538

	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
A&D	$279,533	$(211,536)	$(27,718)	$40,279	14.4%
Commercial	329,382	(262,147)	(16,130)	51,105	15.5
RF&S Components	9,780	(4,871)	(2,483)	2,426	24.8
Total segment	618,695	(478,554)	(46,331)	93,810	15.2
Eliminations	(2,157)			—
Unallocated amounts:
Restructuring				(1,393)
Acquisition-related and other charges				(2,867)
Stock-based compensation				(8,330)
Other corporate expenses				(20,972)
Amortization of definite-lived intangibles				(9,286)
Consolidated	$616,538			50,962	8.3%
Interest expense				(11,768)
Other, net				(14,177)
Income before income taxes				$25,017

	For the Three Quarters Ended September 29, 2025
	A&D	Commercial	RF&S Components	Eliminations	Total
	(In thousands, except margin rates)
Net sales	$966,066	$1,136,647	$29,312	$—	$2,132,025
Intersegment sales	8,487	602	30	(9,119)	—
Segment sales	$974,553	$1,137,249	$29,342	$(9,119)	$2,132,025

	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
A&D	$974,553	$(745,008)	$(90,602)	$138,943	14.3%
Commercial	1,137,249	(916,920)	(56,580)	163,749	14.4
RF&S Components	29,342	(14,665)	(7,096)	7,581	25.8
Total segment	2,141,144	(1,676,593)	(154,278)	310,273	14.5
Eliminations	(9,119)			—
Unallocated amounts:
Restructuring				(2,631)
Acquisition-related and other charges				(15)
Stock-based compensation				(29,586)
Other corporate expenses				(66,433)
Amortization of definite-lived intangibles				(27,673)
Consolidated	$2,132,025			183,935	8.6%
Interest expense				(32,958)
Other, net				(2,648)
Income before income taxes				$148,329

	For the Three Quarters Ended September 30, 2024
	A&D	Commercial	RF&S Components	Eliminations	Total
	(In thousands, except margin rates)
Net sales	$828,908	$935,833	$27,047	$—	$1,791,788
Intersegment sales	4,890	607	149	(5,646)	—
Segment sales	$833,798	$936,440	$27,196	$(5,646)	$1,791,788

	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
A&D	$833,798	$(648,883)	$(84,663)	$100,252	12.0%
Commercial	936,440	(755,231)	(50,351)	130,858	14.0
RF&S Components	27,196	(13,861)	(7,196)	6,139	22.6
Total segment	1,797,434	(1,417,975)	(142,210)	237,249	13.2
Eliminations	(5,646)			—
Unallocated amounts:
Restructuring				(6,367)
Gain on sale of property, plant, and equipment				14,420
Acquisition-related and other charges				(12,939)
Stock-based compensation				(21,697)
Other corporate expenses				(68,009)
Amortization of definite-lived intangibles				(35,642)
Consolidated	$1,791,788			107,015	6.0%
Interest expense				(36,311)
Other, net				(1,086)
Income before income taxes				$69,618

Amortization of definite-lived intangibles relates to the A&D, Commercial, and RF&S Components reportable segments, but is not reviewed separately by the CODM. For the quarter and three quarters ended September 29, 2025, amortization expense of $2,336 and $7,007, respectively, is included in cost of goods sold for the A&D reportable segment. For the quarter and three quarters ended September 30, 2024, amortization expense of $2,335 and $7,006, respectively, is included in cost of goods sold for the A&D reportable segment.

Depreciation expense by reportable segment was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2025	September 30, 2024	September 29, 2025	September 30, 2024
	(In thousands)
A&D	$7,985	$8,868	$25,718	$27,882
Commercial	17,536	14,938	50,881	42,902
RF&S Components	453	404	1,319	1,290
Segment total	25,974	24,210	77,918	72,074
Corporate	1,606	3,620	4,217	6,635
Total	$27,580	$27,830	$82,135	$78,709

The Company markets and sells its products in approximately 50 countries. For the quarter and three quarters ended September 29, 2025, the Company did not conduct business in any country other than the United States in which its net sales in that country exceeded 10% of the Company’s total net sales. For the quarter and three quarters ended September 30, 2024, net sales in Taiwan also exceeded 10% of the Company’s total net sales. Net sales are attributed to countries by the invoiced location and were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2025	September 30, 2024	September 29, 2025	September 30, 2024
	(In thousands)
United States	$407,222	$316,508	$1,146,649	$926,241
Taiwan	62,384	63,607	167,396	206,462
Other	283,130	236,423	817,980	659,085
Total net sales	$752,736	$616,538	$2,132,025	$1,791,788

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	September 29, 2025	December 30, 2024
	(In thousands)
Inventories:
Raw materials	$198,073	$178,066
Work-in-process	50,840	45,580
Finished goods	4,774	1,339
Inventories	$253,687	$224,985

Property, plant, and equipment, net:
Land and land-use rights	$70,075	$69,788
Buildings and improvements	554,679	515,773
Machinery and equipment	1,181,531	1,116,658
Furniture and fixtures and other	11,492	11,115
Construction-in-progress	156,982	75,502
Property, plant, and equipment, gross	1,974,759	1,788,836
Less: Accumulated depreciation	(982,566)	(918,879)
Property, plant, and equipment, net	$992,193	$869,957

Other current liabilities:
Income taxes payable	$22,395	$15,919
Sales return and allowances	12,668	10,777
Accrued facility operating costs	11,000	8,925
Warranty	10,223	7,685
Housing fund	8,515	7,927
Operating leases	8,326	7,556
Interest	3,867	9,054
Accrued professional fees	3,212	3,606
Other	34,340	48,525
Other current liabilities	$114,546	$119,974

Other long-term liabilities:
Deferred income taxes	$42,835	$41,362
Customer deposits	30,105	28,390
Finance leases	15,916	11,985
Other	27,652	26,011
Other long-term liabilities	$116,508	$107,748

(6) Goodwill and Definite-lived Intangibles

Goodwill

In connection with the Company’s assessment of its operating segments, effective during the quarter ended June 30, 2025, the Company determined that its operating segments were also its reporting units and reallocated its PCB goodwill between A&D and Commercial based on the estimated relative fair values of the reporting units. In connection with the reallocation of goodwill, management performed a goodwill impairment assessment for each segment and concluded no impairment indicators as of June 30, 2025.

Goodwill by reportable segment was as follows:

	A&D	Commercial	RF&S Components	Total
	(In thousands)
As of September 29, 2025 and December 30, 2024
Goodwill	$256,199	$382,636	$177,200	$816,035
Accumulated impairment losses	—	—	(145,900)	(145,900)
Carrying amount	$256,199	$382,636	$31,300	$670,135

Definite-lived Intangibles

The components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
As of September 29, 2025
Customer relationships	$323,500	$(182,376)	$141,124	11.8
Technology	66,650	(43,628)	23,022	8.2
Total	$390,150	$(226,004)	$164,146

As of December 30, 2024
Customer relationships	$323,500	$(161,710)	$161,790	11.8
Technology	66,650	(36,621)	30,029	8.2
Total	$390,150	$(198,331)	$191,819

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was $9,225 and $27,673 for the quarter and three quarters ended September 29, 2025, respectively, and $9,286 and $35,642 for the quarter and three quarters ended September 30, 2024, respectively. For the quarter and three quarters ended September 29, 2025, $2,336 and $7,007, respectively, of amortization expense was included in cost of goods sold. For the quarter and three quarters ended September 30, 2024, $2,335 and $7,006, respectively, of amortization expense was included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2025	$9,224
2026	36,897
2027	34,543
2028	30,997
2029	22,355
Thereafter	30,130
Total	$164,146

(7) Long-term Debt and Letters of Credit

Long-term debt was as follows:

	As of
	September 29, 2025		December 30, 2024
	Interest Rate	Principal Outstanding	Interest Rate	Principal Outstanding
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due May 2030	6.38	343,035	6.59	345,634
Asia ABL Revolving Loan due June 2028	5.43	80,000	5.64	80,000
Other	5.99	2,065	5.99	2,311
Total debt		925,100		927,945
Less: Unamortized debt issuance costs		(5,957)		(6,951)
Less: Unamortized debt discount		(2,498)		(2,840)
Subtotal		916,645		918,154
Less: Current maturities		(3,810)		(3,795)
Long-term debt, less current maturities		$912,835		$914,359

Debt Covenants

Borrowings under the Senior Notes due 2029 and Term Loan Facility due 2030 (Term Loan Facility) are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments.

Under the occurrence of certain events, the U.S. Asset-Based Lending Credit Agreement (U.S. ABL) and Asia Asset-Based Lending Credit Agreement (Asia ABL) (collectively, the ABL Revolving Loans) are subject to various financial covenants, including leverage and fixed-charge coverage ratios.

Debt Issuance Costs and Debt Discount

Remaining unamortized debt issuance costs and debt discount were as follows:

	As of
	September 29, 2025			December 30, 2024
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$2,799	$—	4.18%	$3,362	$—	4.18%
Term Loan due May 2030	3,158	2,498	8.01	3,589	2,840	8.01
Total	$5,957	$2,498		$6,951	$2,840

The above debt issuance costs and debt discount are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $966 and $1,239 as of September 29, 2025 and December 30, 2024, respectively, are included in deposits and other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of September 29, 2025, the remaining weighted average amortization period for all unamortized debt issuance costs and debt discount was 4.1 years.

(8) Income Taxes

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

During the quarter and three quarters ended September 29, 2025, the Company’s effective tax rate was impacted by a net discrete benefit of $37 and $3,321, respectively, and the One Big Beautiful Bill Act (OBBBA) tax impact, as discussed below. The net discrete benefit was primarily related to the deduction of stock‑based compensation, partially offset by accruals for potential assessments and uncertain tax positions in various jurisdictions.

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

OBBBA

On July 4, 2025, the OBBBA was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The OBBBA includes provisions such as the permanent extension of certain provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025 and modifications to the international tax framework. Because Topic 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted, the Company’s tax provisions for the quarter and three quarters ended September 29, 2025 incorporated the estimated effects of the tax law changes including the accelerated depreciation of qualified property and the immediate expensing of U.S. research and development expenditure paid or incurred for tax years beginning after December 31, 2024. The Company recorded a $5,186 benefit from the decrease in the U.S. valuation allowance resulting from the OBBBA impact to its deferred tax assets.

(9) Earnings Per Share, Share Repurchase Program, and Accumulated Other Comprehensive Loss

Earnings Per Share

The reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2025	September 30, 2024	September 29, 2025	September 30, 2024
	(In thousands, except per share amounts)
Net income	$53,055	$14,311	$126,763	$51,129

Basic weighted average shares	103,321	101,958	102,337	101,704
Dilutive effect of performance-based restricted stock units (PRUs), restricted stock units (RSUs), and stock options	2,491	1,870	2,724	2,224
Diluted shares	105,812	103,828	105,061	103,928

Earnings per share:
Basic earnings per share	$0.51	$0.14	$1.24	$0.50
Diluted earnings per share	0.50	0.14	1.21	0.49

PRUs and RSUs to purchase 161 and 220 shares of common stock for the quarter and three quarters ended September 29, 2025, respectively, and PRUs, RSUs, and stock options to purchase 144 and 166 shares of common stock for the quarter and three quarters ended September 30, 2024, respectively, were not included in the computation of diluted earnings per share because the impact would be anti-dilutive. The PRUs would have had an anti-dilutive impact because the performance conditions had not been met during the applicable quarter and three quarters. The RSUs and stock options would have had an anti-dilutive impact because the total expected proceeds under the treasury stock method or the options’ exercise prices were greater than the average market price of common stock during the applicable quarter and three quarters.

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

During the quarter ended September 29, 2025, the Company did not repurchase any shares. During the three quarters ended September 29, 2025, the Company repurchased 700 shares of common stock for a total cost of $17,875 (including commissions) under the Company’s previous repurchase program. As of September 29, 2025, the remaining amount in value available to be repurchased under the 2025 Repurchase Program was $100,000.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	As of
	September 29, 2025	December 30, 2024
	(In thousands)
Foreign currency translation	$(33,549)	$(33,757)
Pension obligation	4,786	3,612
Cash flow hedges	31	2,263
Total	$(28,732)	$(27,882)

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

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	As of
	September 29, 2025		December 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$1,666	$1,666	$1,765	$1,765
Derivative assets, non-current	—	—	1,326	1,326
Derivative liabilities, current	—	—	667	667
Derivative liabilities, non-current	429	429	—	—
Senior Notes due March 2029	497,201	481,695	496,638	464,325
Term Loan due May 2030	337,379	344,966	339,205	346,930
ABL Revolving Loans	80,000	80,000	80,000	80,000
Other loan	2,065	2,065	2,311	2,311

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

The fair value of the long-term debt was estimated based on quoted market prices or discounting the debt over its life using current market rates for similar debt as of September 29, 2025 and December 30, 2024, which are considered Level 2 inputs.

As of September 29, 2025 and December 30, 2024, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

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

(11) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of September 29, 2025 and December 30, 2024 and included as a component of other current liabilities. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Supplier Finance Program Obligations

The Company has agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $12,195 and $17,218 as of September 29, 2025 and December 30, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (Report) contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal,” and other similar expressions. The forward-looking statements included in this Report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Report or future quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this Report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the risks identified under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2024, as updated by our other filings with the SEC, and described elsewhere in this Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Report, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2024, filed with the SEC.

COMPANY OVERVIEW

We are a leading global manufacturer of technology products, including mission systems, RF components, RF microwave/microelectronic assemblies, and technologically advanced PCBs. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering, and manufacturing solution to our customers. This solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,400 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial, and instrumentation, and networking. Our customers include OEMs, EMS providers, ODMs, distributors, and government agencies (both domestic and allied foreign governments).

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

We previously announced we are in the process of constructing a new advanced technology PCB manufacturing facility in Syracuse, New York. We expect that our new facility will bring advanced technology capability for our domestic high-volume production of ultra‑high‑density interconnect (HDI) PCBs in support of national security requirements. The building construction is complete, equipment is arriving, and we are beginning to install and test equipment setups. Volume production in this facility is expected to commence in the second half of 2026.

FINANCIAL OVERVIEW

Our customers include both OEMs and EMS providers. We sell to OEMs both directly and indirectly through EMS providers. For such indirect sales, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 56% and 55% of our net sales for the quarter and three quarters ended September 29, 2025, respectively. Sales to our ten largest customers collectively accounted for 54% and 53% of our net sales for the quarter and three quarters ended September 30, 2024, respectively.

The percentage of our net sales attributable to each of the principal end markets we served was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2025	September 30, 2024 (1)	September 29, 2025 (1)	September 30, 2024 (1)
End Markets (2):
Aerospace and Defense	45%	45%	45%	46%
Automotive	11	14	11	14
Data Center Computing	23	20	22	20
Medical/Industrial/Instrumentation	14	14	14	14
Networking	7	7	8	6
Total	100%	100%	100%	100%

(1)
The end market revenue prior to the quarter ended June 30, 2025 has been recast to reflect certain adjustments to allocations resulting from the segment reorganization.
(2)
Sales to EMS companies are classified by the end markets of their OEM customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated condensed financial statements included in this Report have been prepared in accordance with U.S. GAAP. The preparation of these consolidated condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities.

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

Selected financial highlights are presented in the table below:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2025	September 30, 2024	September 29, 2025	September 30, 2024
	(In thousands, except margin rates)
Net sales	$752,736	$616,538	$2,132,025	$1,791,788
Cost of goods sold	596,000	486,650	1,696,208	1,440,954
Gross profit	156,736	129,888	435,817	350,834
Gross margin	20.8%	21.1%	20.4%	19.6%
Operating expenses:
Selling and marketing	21,796	19,961	64,383	60,053
General and administrative	48,598	42,567	142,091	124,841
Research and development	7,038	8,054	22,111	23,922
Amortization of definite-lived intangibles	6,889	6,951	20,666	28,636
Restructuring charges	509	1,393	2,631	6,367
Total operating expenses	84,830	78,926	251,882	243,819
Operating income	71,906	50,962	183,935	107,015
Operating margin	9.6%	8.3%	8.6%	6.0%
Total other expense, net	(10,093)	(25,945)	(35,606)	(37,397)
Income tax provision	(8,758)	(10,706)	(21,566)	(18,489)
Net income	$53,055	$14,311	$126,763	$51,129

The following discussion and analysis is for the quarter and three quarters ended September 29, 2025, compared to the quarter and three quarters ended September 30, 2024, unless otherwise stated.

Net Sales

Total net sales increased $136.2 million, or 22.1%, to $752.7 million for the quarter ended September 29, 2025, from $616.5 million for the quarter ended September 30, 2024. The primary driver of this increase was strong demand in our aerospace and defense, data center computing, and networking end markets, the latter two being driven by generative AI. In addition, our medical, industrial, and instrumentation end market was also stronger as inventories and demand have normalized in this end market.

Total net sales increased $340.2 million, or 19.0%, to $2,132.0 million for the three quarters ended September 29, 2025, from $1,791.8 million for the three quarters ended September 30, 2024. The primary drivers of the increase were as discussed in the paragraph above.

Gross Profit and Margin Rate

Gross profit increased $26.8 million to $156.7 million for the quarter ended September 29, 2025, from $129.9 million for the quarter ended September 30, 2024, primarily due to higher sales. Gross margin rate decreased slightly to 20.8% for the quarter ended September 29, 2025, from 21.1% for the quarter ended September 30, 2024. This decrease was primarily due to ramp‑up costs incurred in the third quarter of 2025 in connection with our fabrication plant in Penang, Malaysia as compared to the third quarter of 2024.

Gross profit increased $85.0 million to $435.8 million for the three quarters ended September 29, 2025, from $350.8 million for the three quarters ended September 30, 2024, primarily due to higher sales. Gross margin rate increased to 20.4% for the three quarters ended September 29, 2025, from 19.6% for the three quarters ended September 30, 2024. The increase was primarily due to improved operational execution, favorable product mix, and increased volume of PCB shipments as compared to the same period of 2024.

Operating Expenses

Operating expenses increased $5.9 million to $84.8 million for the quarter ended September 29, 2025, from $78.9 million for the quarter ended September 30, 2024, primarily due to higher incentive compensation expense, stock-based compensation, and outside services costs.

Operating expenses increased $8.1 million to $251.9 million for the three quarters ended September 29, 2025, from $243.8 million for the three quarters ended September 30, 2024, primarily due to the absence of gains on the sale of assets primarily related to the sale of two buildings vacated with the closure of our Anaheim and Santa Clara plants of $14.4 million that occurred in the three quarters ended September 30, 2024, partially offset by the write down of our Hong Kong building of $6.1 million that occurred in the three quarters ended September 30, 2024. In addition, increased stock-based compensation and incentive compensation expense contributed to the higher operating expenses, partially offset by a decrease in amortization of definite-lived intangibles.

Operating Income and Margin Rate

Operating income increased $20.9 million to $71.9 million for the quarter ended September 29, 2025, from $51.0 million for the quarter ended September 30, 2024. Operating margin rate increased to 9.6% for the quarter ended September 29, 2025, from 8.3% for the quarter ended September 30, 2024. The primary drivers of these increases are discussed above in the variance explanations for Gross Profit and Margin Rate and Operating Expenses.

Operating income increased $76.9 million to $183.9 million for the three quarters ended September 29, 2025, from $107.0 million for the three quarters ended September 30, 2024. Operating margin rate increased to 8.6% for the three quarters ended September 29, 2025, from 6.0% for the three quarters ended September 30, 2024. The primary drivers of these increases are discussed above in the variance explanations for Gross Profit and Margin Rate and Operating Expenses.

Total Other Expense, Net

Total other expense, net decreased $15.9 million to $10.1 million for the quarter ended September 29, 2025, from $25.9 million for the quarter ended September 30, 2024, primarily as a result of lower unrealized foreign exchange losses during the quarter ended September 29, 2025. We utilize the Chinese Renminbi (RMB) and Malaysian Ringgit (MYR) at our China and Malaysia facilities, respectively, for employee‑related and other costs of running our operations in foreign countries. There was an unrealized loss from foreign exchange of $0.5 million during the quarter ended September 29, 2025, compared to $16.2 million during the quarter ended September 30, 2024. This unrealized loss was related to the translation of our China and Malaysia balance sheets from their local currencies into the U.S. dollar functional currency, resulting from weakening RMB and MYR during the quarter ended September 29, 2025 as compared to the quarter ended September 30, 2024.

Total other expense, net decreased $1.8 million to $35.6 million for the three quarters ended September 29, 2025, from $37.4 million for the three quarters ended September 30, 2024, primarily as a result of lower unrealized foreign exchange losses during the three quarters ended September 29, 2025. There was an unrealized loss from foreign exchange of $8.5 million during the three quarters ended September 29, 2025, compared to $12.0 million during the three quarters ended September 30, 2024. This decrease was primarily due to the foreign currency impacts discussed in the paragraph above.

Income Taxes

Income tax expense decreased $1.9 million to $8.8 million for the quarter ended September 29, 2025, from $10.7 million for the quarter ended September 30, 2024, primarily due to the OBBBA tax impact, as discussed below, and an income tax benefit from the deduction of stock-based compensation, partially offset by accruals for potential assessments and uncertain tax positions in various jurisdictions.

Income tax expense increased $3.1 million to $21.6 million for the three quarters ended September 29, 2025, from $18.5 million for the three quarters ended September 30, 2024, primarily due to an increase in income before income taxes for the three quarters ended September 29, 2025 and income tax accruals for potential assessments and uncertain tax positions in various jurisdictions, partially offset by the OBBBA tax impact, as discussed below, and an income tax benefit from the deduction of stock‑based compensation.

On July 4, 2025, the OBBBA was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The OBBBA includes provisions such as the permanent extension of certain provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025 and modifications to the international tax framework. Topic 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Accordingly, our tax provisions for the quarter and three quarters ended September 29, 2025 incorporated the estimated effects of the tax law changes including the accelerated depreciation of qualified property and the immediate expensing of U.S. research and development expenditure paid or incurred for tax years beginning after December 31, 2024. We recorded a $5.2 million benefit from the decrease in the U.S. valuation allowance resulting from the OBBBA impact to our deferred tax assets.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of $41.9 million and $40.4 million as of September 29, 2025 and September 30, 2024, respectively.

SEGMENT OPERATING RESULTS

Basis of Presentation

During the quarter ended June 30, 2025, in connection with our change in organizational structure to enhance clarity in sector performance, accountability, and operating costs, our management finalized its assessment of our operating segments and concluded that we now have three reportable segments: A&D, Commercial, and RF&S Components. As a result, certain prior period amounts have been reclassified to conform with this new presentation. See Part I, Item 1, Note 4, Segment Information, of the Notes to Consolidated Condensed Financial Statements in this Report for further information.

Selected segment financial highlights, with reconciliations to operating income, are presented in the table below:

	For the Quarter Ended		For the Three Quarters Ended
	September 29, 2025	September 30, 2024	September 29, 2025	September 30, 2024
	(In thousands, except margin rates)
Segment sales:
A&D	$336,841	$279,533	$974,553	$833,798
Commercial	408,920	329,382	1,137,249	936,440
RF&S Components	10,444	9,780	29,342	27,196
Total	$756,205	$618,695	$2,141,144	$1,797,434
Segment operating income:
A&D	$52,884	$40,279	$138,943	$100,252
Commercial	60,031	51,105	163,749	130,858
RF&S Components	3,126	2,426	7,581	6,139
Total	116,041	93,810	310,273	237,249
Segment operating margin rate:
A&D	15.7%	14.4%	14.3%	12.0%
Commercial	14.7%	15.5%	14.4%	14.0%
RF&S Components	29.9%	24.8%	25.8%	22.6%
Total	15.3%	15.2%	14.5%	13.2%
Unallocated amounts:
Restructuring	(509)	(1,393)	(2,631)	(6,367)
Gain on sale of property, plant, and equipment	—	—	—	14,420
Acquisition-related and other charges	(15)	(2,867)	(15)	(12,939)
Stock-based compensation	(11,611)	(8,330)	(29,586)	(21,697)
Other corporate expenses	(22,775)	(20,972)	(66,433)	(68,009)
Amortization of definite-lived intangibles (1)	(9,225)	(9,286)	(27,673)	(35,642)
Operating income	$71,906	$50,962	$183,935	$107,015

(1)
Amortization of definite-lived intangibles relates to the A&D, Commercial, and RF&S Components reportable segments, but is not reviewed separately by the CODM. For the quarter and three quarters ended September 29, 2025, amortization expense of $2,336 and $7,007, respectively, is included in cost of goods sold for the A&D reportable segment. For the quarter and three quarters ended September 30, 2024, amortization expense of $2,335 and $7,006, respectively, is included in cost of goods sold for the A&D reportable segment.

Segment operating income, as reconciled in Part I, Item 1, Note 4, Segment Information, of the Notes to Consolidated Condensed Financial Statements in this Report, and segment operating margin rate (segment operating income divided by segment sales) are presented in conformity with Accounting Standards Codification (ASC) Topic 280, Segment Reporting. These measures are reported to the CODM, who is the President and Chief Executive Officer, for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non‑GAAP financial measures under the SEC's Regulation G and Item 10(e) of Regulation S-K.

A&D

Segment Sales

Segment sales for the A&D reportable segment increased $57.3 million, or 20.5%, to $336.8 million for the quarter ended September 29, 2025, from $279.5 million for the quarter ended September 30, 2024. The primary drivers of this increase were improved spending in previous defense budgets, our strong strategic program alignment, and key bookings for ongoing franchise programs, including restricted programs. These increases were driven by increased sales related to missiles and munitions as well as strong demand in our mission systems and specialty assembly businesses.

Segment sales for the A&D reportable segment increased $140.8 million, or 16.9%, to $974.6 million for the three quarters ended September 29, 2025, from $833.8 million for the three quarters ended September 30, 2024. The primary drivers of the increase were as discussed in the paragraph above.

Segment Operating Income and Margin Rate

Segment operating income for the A&D reportable segment increased $12.6 million to $52.9 million for the quarter ended September 29, 2025, from $40.3 million for the quarter ended September 30, 2024. Segment operating margin rate for the A&D reportable segment increased to 15.7% for the quarter ended September 29, 2025, from 14.4% for the quarter ended September 30, 2024. The primary drivers of these increases were higher sales volume, as discussed above, favorable product mix, and improved operational execution.

Segment operating income for the A&D reportable segment increased $38.7 million to $138.9 million for the three quarters ended September 29, 2025, from $100.3 million for the three quarters ended September 30, 2024. Segment operating margin rate for the A&D reportable segment increased to 14.3% for the three quarters ended September 29, 2025, from 12.0% for the three quarters ended September 30, 2024. The primary drivers of these increases were higher sales volume, as discussed above, favorable product mix, and improved operational execution.

Commercial

Segment Sales

Segment sales for the Commercial reportable segment increased $79.5 million, or 24.1%, to $408.9 million for the quarter ended September 29, 2025, from $329.4 million for the quarter ended September 30, 2024. The primary driver of this increase was strong demand in our data center computing and networking end markets driven by generative AI.

Segment sales for the Commercial reportable segment increased $200.8 million, or 21.4%, to $1,137.2 million for the three quarters ended September 29, 2025, from $936.4 million for the three quarters ended September 30, 2024. The primary driver of this increase was strong demand in our data center computing and networking end markets driven by generative AI, as well as normalized demand and increased AI-related demand in our medical, industrial, and instrumentation end market.

Segment Operating Income and Margin Rate

Segment operating income for the Commercial reportable segment increased $8.9 million to $60.0 million for the quarter ended September 29, 2025, from $51.1 million for the quarter ended September 30, 2024. Segment operating margin rate for the Commercial reportable segment decreased to 14.7% for the quarter ended September 29, 2025, from 15.5% for the quarter ended September 30, 2024. The primary driver of the increase in segment operating income was higher sales volume as discussed above, while the segment operating margin rate decreased due to increased ramp-up costs in connection with our fabrication plant in Penang, Malaysia, as well as product mix change.

Segment operating income for the Commercial reportable segment increased $32.9 million to $163.7 million for the three quarters ended September 29, 2025, from $130.9 million for the three quarters ended September 30, 2024. Segment operating margin rate for the Commercial reportable segment increased to 14.4% for the three quarters ended September 29, 2025, from 14.0% for the three quarters ended September 30, 2024. The primary drivers of these increases were higher sales volume as discussed above, and improved operational execution.

RF&S Components

Segment Sales

Segment sales for the RF&S Components reportable segment increased $0.7 million, or 6.8%, to $10.4 million for the quarter ended September 29, 2025, from $9.8 million for the quarter ended September 30, 2024. The primary driver of this increase was stronger demand across the networking and medical, industrial, and instrumentation end markets.

Segment sales for the RF&S Components reportable segment increased $2.1 million, or 7.9%, to $29.3 million for the three quarters ended September 29, 2025, from $27.2 million for the three quarters ended September 30, 2024. The primary driver of this increase was stronger demand across the networking and medical, industrial, and instrumentation end markets.

Segment Operating Income and Margin Rate

Segment operating income for the RF&S Components reportable segment increased $0.7 million to $3.1 million for the quarter ended September 29, 2025, from $2.4 million for the quarter ended September 30, 2024. Segment operating margin rate for the RF&S Components reportable segment increased to 29.9% for the quarter ended September 29, 2025, from 24.8% for the quarter ended

September 30, 2024. The primary drivers of these increases were higher sales volume as discussed above, and improved operational execution.

Segment operating income for the RF&S Components reportable segment increased $1.4 million to $7.6 million for the three quarters ended September 29, 2025, from $6.1 million for the three quarters ended September 30, 2024. Segment operating margin rate for the RF&S Components reportable segment increased to 25.8% for the three quarters ended September 29, 2025, from 22.6% for the three quarters ended September 30, 2024. The primary drivers of these increases were higher sales volume as discussed above, and improved operational execution.

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

Cash flow provided by operating activities during the first three quarters of 2025 was $229.0 million as compared to cash flow provided by operating activities of $150.8 million in the same period in 2024. The increase in cash flow was primarily due to an increase in net income of $75.6 million.

Net cash used in investing activities during the first three quarters of 2025 was $222.7 million, primarily resulting from the use of $223.2 million for net purchases of property, plant, and equipment and other assets. Net cash used in investing activities during the first three quarters of 2024 was $93.4 million, primarily resulting from the use of $129.7 million for purchases of property, plant, and equipment and other assets. This was partially offset by the receipt of $29.6 million of proceeds from the sale of property, plant, and equipment and other assets primarily related to the sale of two buildings vacated by the closure of our Anaheim and Santa Clara plants and $6.7 million of proceeds from the sale of property associated with our Shanghai E‑MS subsidiary.

Net cash used in financing activities during the first three quarters of 2025 was $19.2 million, reflecting the use of $17.9 million for repurchases of our common stock and $2.8 million for the repayment of long-term debt borrowings, less customer deposits of $1.5 million. Net cash used in financing activities during the first three quarters of 2024 was $38.2 million, reflecting the use of $34.5 million for repurchases of common stock, $8.7 million for the repayment of long-term debt borrowings, and $1.1 million for payment of debt issuance costs, partially offset by $6.1 million of proceeds from long-term debt borrowings related to the refinancing of our Term Loan Facility.

As of September 29, 2025, we had cash and cash equivalents of approximately $491.1 million, of which approximately $196.6 million was held by our foreign subsidiaries, primarily in China, and $199.4 million of available borrowing capacity under our revolving credit facilities. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax expenses not previously accrued for the repatriation of this cash.

Our total 2025 capital expenditures are expected to be in the range of $265.0 million to $285.0 million, of which approximately $54.0 million relate to construction of our new plant in Syracuse, New York.

Share Repurchases

On May 8, 2025, our Board of Directors authorized the 2025 Repurchase Program, under which we may repurchase up to $100.0 million in value of our common stock from time to time through May 7, 2027. We did not repurchase any shares of our common stock during the quarter ended September 29, 2025. During the three quarters ended September 29, 2025, under our previous two-year repurchase program that expired on May 3, 2025, we repurchased approximately 0.7 million shares of our common stock for a total cost of $17.9 million (including commissions). As of September 29, 2025, the remaining amount in value available to be repurchased under the 2025 Repurchase Program was $100.0 million.

Long-term Debt and Letters of Credit

As of September 29, 2025, we had $916.6 million of outstanding debt, net of discount and issuance costs, composed of $497.2 million of Senior Notes due 2029, $337.4 million under the Term Loan Facility, $80.0 million under the Asia ABL, and $2.1 million of other loans.

Pursuant to the terms of the Senior Notes due 2029 and Term Loan Facility, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments. Under the ABL Revolving Loans, we are also subject to various financial covenants, including leverage and fixed-charge coverage ratios. As of September 29, 2025, we were in compliance with the covenants under the Senior Notes due 2029, Term Loan Facility, and ABL Revolving Loans.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and cash from the issuance of term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next 12 months. Additional information regarding our indebtedness, including information about the credit available under our debt facilities, interest rates, and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 7, Long‑term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Report.

Supplier Finance Program Obligations

We have agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $12.2 million and $17.2 million as of September 29, 2025 and December 30, 2024, respectively.

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases. As of September 29, 2025, there were no material changes outside the ordinary course of business since December 30, 2024 to our contractual obligations and commitments and the related cash requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our risks as previously disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 29, 2025 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any shares of our common stock during the quarter ended September 29, 2025.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 29, 2025, our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below.

Name and Title	Action	Adoption / Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold (3)	Expiration Date
Daniel L. Boehle (Executive Vice President and CFO)	Adoption	August 8, 2025	X		Indeterminable (4)	August 31, 2026
Thomas Clapprood (President, Radar Systems and Sensors Business Unit)	Adoption	August 27, 2025	X		Indeterminable (4)	June 30, 2026
Thomas T. Edman (Director)	Adoption	August 20, 2025	X		Indeterminable (4)	June 30, 2026
Thomas T. Edman (Director)	Adoption	August 25, 2025	X		Up to 84,000	May 29, 2026
Robert Farrell (President, Communication and Computing Business Unit)	Adoption	August 15, 2025	X		Indeterminable (4)	June 30, 2026
Catherine A. Gridley (Executive Vice President and President, Aerospace & Defense Sector)	Adoption	August 27, 2025	X		Indeterminable (4)	June 30, 2026
Dale Knecht (Senior Vice President of Global Information Technology)	Adoption	August 8, 2025	X		Indeterminable (4)	June 30, 2026
Shawn Powers (Executive Vice President and Chief Human Resources Officer)	Adoption	August 29, 2025	X		Indeterminable (4)	June 30, 2026

Name and Title	Action	Adoption / Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold (3)	Expiration Date
Shawn Powers (Executive Vice President and Chief Human Resources Officer)	Adoption	August 29, 2025	X		Up to 15,000	November 30, 2026
Douglas L. Soder (Executive Vice President and President, Commercial Sector)	Adoption	August 21, 2025	X		Up to 25,000	November 30, 2026
Douglas L. Soder (Executive Vice President and President, Commercial Sector)	Adoption	August 21, 2025	X		Indeterminable (4)	June 30, 2026
Steven Spoto (President, Integrated Electronics Business Unit)	Adoption	August 22, 2025	X		Indeterminable (4)	August 12, 2026
James P. Walsh (Chief Operating Officer)	Adoption	August 11, 2025	X		Indeterminable (4)	June 30, 2026
Daniel J. Weber (Executive Vice President, Chief Legal Officer and Secretary)	Adoption	August 6, 2025	X		Indeterminable (4)	June 30, 2026

(1)
Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)
“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)
Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the trading plan.
(4)
Rule 10b5-1 trading arrangement that is intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from vesting of RSUs or PRUs. The number of shares subject to covered RSUs or PRUs that will be sold to satisfy applicable tax withholding obligations upon vesting is not currently determinable as the number will vary based on the market price of our common stock and the extent to which vesting conditions are satisfied. This sell-to-cover arrangement provides solely for the automatic sale of shares that would otherwise be issuable in respect of a covered RSU or PRU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

Item 6. Exhibits

Exhibit		Filed/Furnished	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

10.1‡	Letter Agreement, dated as of August 14, 2025, by and between the Company and Edwin Roks		8-K	000-31285	10.1	August 14, 2025

10.2‡	Form of First Amendment to Performance-Based RSU Grant Notice Award Agreement by and between TTM Technologies, Inc. and Thomas Edman		8-K	000-31285	10.2	August 14, 2025

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TTM Technologies, Inc.

/s/ Daniel L. Boehle

Dated: October 31, 2025	Daniel L. Boehle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)