Form 10-K
period 2025-12-29
TTM TECHNOLOGIES INC
filed 2026-02-17
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2025

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

The aggregate market value of Common Stock held by non-affiliates of the registrant (based on the closing price of the registrant’s Common Stock as reported on the Nasdaq Global Select Market on June 30, 2025, the last business day of the most recently completed second fiscal quarter), was $4,165,937,635. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates of the registrant. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 11, 2026, there were outstanding 103,404,925 shares of the registrant’s Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement, or an amendment to this Report, will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Irvine, CA

TTM TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

Glossary of Terms and Acronyms

The following table provides definitions of certain terms and acronyms that may be used within the text of this report.

2025 Repurchase Program	Share repurchase program authorized by the Board of Directors on May 8, 2025	NISPOM	National Industrial Security Program Operating Manual
A&D	Aerospace and Defense	NOLs	Net operating losses
ABL Revolving Loans	U.S. ABL and Asia ABL, collectively	OBBBA	One Big Beautiful Bill Act
AESA	Active electronically scanned array	ODMs	Original design manufacturers
AI	Artificial intelligence	OECD	Organization for Economic Co-operation and Development
Asia ABL	Asia Asset-Based Lending Credit Agreement	OEMs	Original equipment manufacturers
ASICs	Application Specific Integrated Circuits	PCB	Printed circuit board
ASU	Accounting Standards Update	Plan	2023 Incentive Compensation Plan
CEO	Chief Executive Officer	PRUs	Performance-based restricted stock units
CFO	Chief Financial Officer	QTA	Quick turnaround
CIC	Custom Integrated Circuit	R&D	Research and development
CIRT	Cybersecurity Incident Response Team	REACH	Registration, Evaluation, Authorisation and Restriction of Chemicals
CME	Chicago Mercantile Exchange	Report	This Annual Report on Form 10-K for the fiscal year ended December 29, 2025
CODM	Chief operating decision maker	RF	Radio frequency
Company	TTM Technologies, Inc.	RF&S Components	RF and Specialty Components
DCF	Discounted cash flow	RMB	Renminbi
DCSA	Defense Counterintelligence and Security Agency	RoHS	Restriction of Hazardous Substances
DFM	Design-for-manufacturability	ROU	Right-of-use
DoW	U.S. Department of War	RSUs	Restricted stock units
EAR	Export Administration Regulations	SBR	Special Board Resolution
EBITDA	Earnings before interest, tax, depreciation, and amortization expense	SEC	Securities and Exchange Commission
EMS	Electronic manufacturing services	SH E-MS	Shanghai E-MS
ERP	Enterprise resource planning system	SLP	Substrate-like PCB
Exchange Act	Securities Exchange Act of 1934, as amended	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	SSA	Special Security Agreement
FCPA	Foreign Corrupt Practices Act	SVHCs	Substances of Very High Concern
Guarantors	Subsidiary Guarantors of the Company, subject to certain exceptions	SVP-IT	Senior Vice President of Information Technology
HDI	High-Density Interconnect	Telephonics	Telephonics Corporation and ISC Farmingdale Corp.
HNTE	High and new technology enterprise	Term Loan Facility	First Amendment, dated as of August 1, 2024, to that certain Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023
IC	Integrated circuit	TSR	Total stockholder return
IFF	Identification Friend or Foe	TTM	TTM Technologies, Inc.
IT	Information technology	U.S. ABL	U.S. Asset-Based Lending Credit Agreement
ITAR	International Traffic in Arms Regulations	U.S. ABL Priority Collateral	Perfected first priority security interest in certain deposit accounts, cash and cash equivalents, accounts receivable, and certain U.S. inventory
MIDA	Malaysia Investment Development Authority	U.S. GAAP	Accounting principles generally accepted in the United States of America
MYR	Malaysian ringgit	USG	U.S. federal government

PART I

Statement Regarding Forward-Looking Statements

This Report contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal,” and other similar expressions. The forward-looking statements included in this Report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Report or future quarterly reports to stockholders, press releases or company statements will not be realized. In addition, the inclusion of any statement in this Report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the business and economic risks described in “Item 1A, Risk Factors”.

Unless otherwise indicated or unless the context requires otherwise, all references to time periods refer to our fiscal year, and all reference to “TTM,” “the Company,” “we,” “us,” “our,” and similar names refer to TTM Technologies, Inc. and its subsidiaries.

ITEM 1. BUSINESS

General

We are a leading global manufacturer of technology products, including mission systems, RF components, RF microwave/microelectronic assemblies, and technologically advanced interconnect products, including PCBs and substrates. In 2025, we generated approximately $2.9 billion in net sales and ended the year with approximately 18,200 employees worldwide. We currently operate a total of 24 specialized facilities in North America and Asia. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering, and manufacturing solution to our customers. This solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,300 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial, and instrumentation, and networking. Our customers include OEMs, EMS providers, ODMs, distributors, and government agencies (both domestic and allied foreign governments).

We report our worldwide operations based on three reportable segments: (1) A&D, which consists of 13 domestic system, subsystem, and PCB fabrication plants; (2) Commercial, which consists of three domestic PCB fabrication plants, four PCB fabrication plants in China, one in Malaysia, and one in Canada; and (3) RF&S Components, which consists of one domestic RF component plant and one RF component plant in China. Each segment operates predominantly in the same industries with facilities that produce customized products for our customers and use similar means of product distribution.

Additional information on our reportable segments and product information is contained in Part II, Item 8, Note 4, Segment Information, of the Notes to Consolidated Financial Statements.

Industry Overview

Advanced interconnect products serve as the foundation for virtually all electronic products, including the electronic components and subsystems integrated into automobiles, high-end commercial electronic equipment such as medical robotics and testing equipment, data center switches and servers, and aerospace and defense electronic systems. Products designed to offer faster data transmission, thinner and more lightweight packaging, and reduced power consumption generally require increasingly complex interconnect products. Advanced technology interconnect product solutions such as HDI and SLP technologies provide increased circuit densities, rigid-flex circuits can be found in small and lightweight end products and other space-challenged electronics packaging applications, and high-performance substrates that serve as the interconnect between the IC and the PCB in many advanced electronic products are all found across a wide variety of end markets. Combined with the engineered systems and assemblies described above, these “advanced technologies" generally have growth rates which are higher than conventional technologies. In addition, most of our markets have low volume requirements during the prototype stage, which later transitions to higher volume requirements during product ramp.

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

TTM’s RF microwave/microelectronic assemblies are also used in complete defense electronic systems and sold to tier one subcontractors. They benefit from increasing electronics content in defense programs as well as increased focus on solid-state AESA radar systems. Based on our internal market intelligence, we expect this market to grow faster than the overall defense market.

TTM’s high-volume commercial RF components product lines are utilized by TTM’s customers to achieve advance signal conditioning in transceiver applications for 5G and other communication systems. The growth of the 5G transceiver market is expected to exceed overall telecommunications market growth over the next several years.

Our Strategy

Our vision is to inspire innovation as a global preeminent technology company. Our core strategy includes the following elements:

Provide differentiated capabilities by incorporating advanced design-to-specification engineering support, testing, components, and specialized assembly into the value-added solution provided to customers. With our past acquisitions of Anaren, Inc. and Telephonics, we moved beyond build-to-print manufacturing and assembly capabilities and expanded into integrated systems and deepened our RF and radar-related engagement to meet the technology needs of our customers, particularly our key aerospace and defense customers. As a result of additional design capabilities, we are more capable of providing cost-effective, ready for manufacture, enabling technologies to the customer.

Maintain our customer-driven culture and provide superior service to our customers in our core markets of aerospace and defense, automotive, data center computing, medical, industrial, and instrumentation, and networking. Our customer-oriented culture is designed to achieve extraordinary service, competitive differentiation, and superior execution. Our customer-oriented strategies include engaging in collaborative research and development and the co-development of new technologies and products, capturing new technology products for next generation equipment, and continuing investments to enhance our broad offering of advanced interconnect and RF/microwave technologies from components through integrated mission systems. We have invested in and employ a diverse group of design engineers and field application engineers (FAEs) to provide technical expertise to our customers with the goal of designing the best product and service solutions for their needs, and to provide ongoing technical support. We believe our ability to anticipate and meet customers’ needs is critical to retaining existing customers and attracting leading companies as new customers.

Drive operational efficiency and productivity. We are highly focused on improving our operational execution to increase efficiency, productivity, and yields. We strongly believe in the benefits of sharing best practices across our extensive manufacturing footprint and rely on stringent goals for throughput, quality, and customer satisfaction to measure our effectiveness. The fast-paced nature of our business requires a disciplined approach to manufacturing that is rooted in continuous improvement and new capability development.

Accelerate customer, end market, and technology diversification through strategic mergers and acquisitions. We have a history of executing successful acquisitions that have been key to our growth and profitability. Historically, we focused on strategic opportunities that could facilitate our efforts to further diversify into other growing end markets. Now that we have a more diversified end market mix, our focus is to strengthen and expand our leadership positions in existing end markets. We will also look for strategic opportunities that further strengthen our leading-edge technology capabilities and aim to manage our exposure to cyclical businesses.

Accelerate our expansion into growing markets using our advanced technology and diversified global manufacturing footprint as key points of differentiation. With rising requirements for faster data transmission, shrinking features (i.e., lightweight and thin), thermal management and lower power consumption, many advanced interconnect product designs have migrated to more complex multilayer and advanced HDI PCBs from conventional multilayer PCB technologies. As our customers consolidate their supply chains, our objective is to differentiate ourselves as a strategic supplier with the technology breadth to meet most, if not all, of our customers’ advanced interconnect and RF related requirements. Additionally, we intend to strategically invest to expand and develop our manufacturing footprint both domestically and internationally to meet customer requirements with the goals of supply chain reliability, resiliency, and geographic diversification.

Address customer needs in all stages of the product life cycle. By aiming to provide a one-stop solution, we work to service our customers’ needs from the earliest stages of product design and development through volume production. We believe that by engaging with our customers early in the development process, we are better able to develop solutions for our customers’ needs and establish an incumbent position early in the product development cycle, which translates into additional opportunities as our customers move into volume production. Our expertise is enhanced by our ability to deliver highly complex interconnect and integration solutions to customers in significantly compressed lead times. This rapid delivery service enables OEMs to develop sophisticated electronic products more quickly and reduce their time to market. Further, we believe our customized RF solutions from the concept stage through volume production and our complete engineered systems enhance our early customer engagement.

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

Products and Services

We offer a wide range of engineered systems, RF and microwave assemblies, advanced interconnect products including PCBs and IC substrates, custom assemblies and integrated systems, passive and advanced ceramic RF components, hi-reliability multi-chip modules, and beamforming and switching networks. We also offer value-added services including DFM, PCB layout design, simulation and testing, QTA production, and specialized RF assembly and testing. By offering this wide range of engineered systems, RF components and subsystems, advanced interconnect products, and complementary value-added services, we provide our customers with a “one-stop” manufacturing solution for their hardware technology and integration requirements. Below we describe our product lines in more detail.

Radar Systems. We provide a wide range of high-performing, lightweight, and cost-effective multi-mode surveillance and weather avoidance radar systems for fixed- and rotary-wing aircraft, Unmanned Aerial Vehicles (UAVs), and shipboard platforms to the USG, tier one OEMs, and numerous international defense agencies. At this time, we are also the sole provider of the U.S. Navy’s AN/APS-153 multi-mode radar on the MH-60R helicopter, and the communications suite within the MH-60R/S multi-mission helicopters. Our multi-mode radars offer advanced features such as Ground Moving Target Indicator (GMTI), Synthetic Aperture Radar (SAR), Inverse Synthetic Aperture Radar (ISAR), Sense and Avoid, Automatic Identification System (AIS), and weather avoidance. Our MOSAIC® AESA radar family supports maritime surveillance, counter UAS, and advanced air mobility end markets.

Surveillance. We are a global leader in IFF, Monopulse Secondary Surveillance Radars (MSSR), and Air Traffic Control (ATC) systems enabling military and civilian air traffic controllers to identify aircraft and vehicles as friendly. Our active and passive surveillance solutions are used by all branches of the U.S. military, Federal Aviation Administration (FAA), North Atlantic Treaty Organization (NATO), and numerous international defense agencies including those of Japan and South Korea.

Communications Systems. Our advanced wired and wireless communication systems serve as the digital backbone for defense and civil platforms worldwide, including fixed- and rotary-wing aircraft and ground control shelters. Our vehicle-based intercommunications systems are utilized by all the branches of the U.S. military, aerospace manufacturers, commercial airlines, and audiometric original equipment manufacturers.

RF and Microwave Assemblies. We design, produce, and test specialized multi-chip RF modules and components used for radar, transmit/receive antennas, and similar wireless applications. We serve defense, avionics, satellite, and commercial applications including telecommunications, networking, instrumentation, and automotive. We also offer specialized radio frequency assembly, test services, and integrated solutions to provide sophisticated integrated electronics for numerous platforms.

Passive RF Components. We manufacture off-the-shelf surface mount microwave components that provide passive microwave signal distribution functions and can be placed on PCBs with automated production equipment. These products are used in cellular base stations, Wireless Local Area Network (WLAN), Bluetooth, satellite television, and 5G applications.

Advanced Ceramic RF Components and Modules. We offer standard and etched thick-film ceramic substrates. These products are generally customer-designed for high-performance applications in the medical, industrial, and defense markets.

Hi-Reliability Multi-Chip Modules. We provide custom hybrid and multi-chip modules, high-performance radiation-hardened and space-qualified microelectronics, and power management and control electronics utilizing chip and wire 2D construction as well as capability for 2.5DHI advanced packaging assembly.

Beamforming and Switching Networks. Our passive and active beamforming technologies are used in military and space applications, offering a variety of active and passive high‑performance RF assemblies, including L-band/LEO and L- and S-band/GEO space beamformers, UHF thru Ka-band radar AESA RF networks, Butler matrices, multi-octave, and more.

Custom Designed ASICs. Our CIC group has designed nearly 400 mixed-signal custom ASICs for automotive, industrial, defense/avionics, and smart energy markets, including radiation harden/tolerant devices. The CIC organization takes complete responsibility for the ASICs development process from the initial specification definition through qualification and volume production.

Conventional PCBs. We focus on advanced technology higher layer count conventional PCBs, which are multilayer PCBs that can accommodate more complex circuitry than a single‑sided or double-sided PCB and as such, requires more sophisticated production techniques. These PCBs support electronic products including data center switching and networking equipment, high‑performance computing systems, medical robotics, test equipment and devices, industrial automation and robotics, semiconductor test equipment, automotive communications, computing and control systems, and aerospace and defense systems.

High-density interconnect or HDI PCBs. Our facilities produce HDI PCBs, which are PCBs with high-density characteristics including micro-sized holes, or microvias (diameter at or less than 0.15 mm), fine line circuitry (circuit line width and spacing at or less than 0.075 mm), and are fabricated with thin high-performance materials. As electronic devices have become smaller and more portable with higher functionality, demand for advanced HDI PCB (defined as those having more than one layer of microvia interconnection structure) products has increased significantly.

Substrate-like PCBs or SLPs. SLPs represent the next evolution of high-end HDI PCBs with even higher interconnect density per unit area and finer line circuitry (width and spacing at or less than 0.02 mm). They require more sophisticated manufacturing technology adapted from IC substrate fabrication. We offer an alternative approach to building SLP technology in the U.S. for lower-volume, higher-mix commercial and aerospace and defense applications.

Flexible PCBs. Flexible PCBs are printed circuits produced on flexible films that can be folded or bent for three-dimensional application movement and flexible electronic connectivity. They enable improved reliability and electrical performance, reduced weight and size, and reduced assembly costs when compared with traditional wire harness or ribbon cable packaging.

Rigid-flex PCBs. Rigid-flex circuitry integrates multiple PCB assemblies using thin, light composites that integrate wiring in ultra-thin, flexible ribbons between rigid sections. In rigid-flex packaging, a flexible circuit provides a backbone of wiring with rigid multilayer circuit sections built up as modules where needed. This technology provides compact three-dimensional packaging, miniaturization, and thinness of product design, and is essential for aerospace and defense, industrial, transportation systems, handheld and wearable electronics, and ultra-miniaturized products.

Custom assemblies. Our assembly facilities produce various custom electronic assemblies, including backplane and mid-plane, flexible and rigid-flex, RF assemblies, chassis integration and test. Each of these assemblies involves mounting electronic components to PCBs and testing for electrical continuity.

IC substrates. IC substrates provide the mechanical support and electrical interconnect used to package ICs either in single chip packages or multi-chip modules. They are highly miniaturized circuits with micron-scale features to bridge the gap between sub-micron IC features and millimeter scale PCBs. IC substrates are manufactured in a clean room environment using advanced HDI processes and manufacturing approaches used in SLP technology.

Quick turnaround services. We provide custom-fabricated PCBs within 24 hours to 15 days and receive premium pricing for our ability to meet critical time requirements for our customers. We manufacture prototype PCBs in small quantities and deliver within 24 hours to ten days. Our ramp-to-volume services typically include manufacturing up to several hundred PCBs per order with delivery times ranging from five to 15 days.

Thermal management. Increased component density on circuit boards often requires improved thermal dissipation to reduce operating temperatures. We produce PCBs with heavy copper cores, embedded and press-fit coins, electrically passive heat sinks laminated externally on a circuit board or between two circuit boards, and electrically active thermal cores.

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

We manufacture advanced interconnect products according to customer circuit designs, which we review to ensure data accuracy and product manufacturability. With computer aided manufacturing (CAM) technology, we develop circuit patterns on individual layers using advanced photographic and direct imaging processes. Through plating and etching processes, we selectively add and remove conductive materials to form horizontal layers of thin circuitry, which are separated by electrical insulating material. A multilayer circuit board is produced by laminating together multiple layers of circuitry, using intense heat and pressure under vacuum. Vertical connections between layers are achieved by drilling and plating through small holes, called vias. Vias are made by highly specialized drilling equipment capable of achieving extremely fine tolerances with high accuracy. We specialize in high layer count PCBs with extremely fine geometries and tolerances, and employ clean rooms that are designed to prevent defects on the circuit patterns. We also use automated optical inspection systems and electrical testing systems to ensure consistent quality of the circuits we produce.

Our highly specialized equipment and advanced manufacturing processes enable us to reliably produce PCBs with the following characteristics:

•
High layer count. In our A&D and Commercial reportable segments, we regularly manufacture PCBs with more than 30 layers on a quick-turn and volume basis, producing complex high layer PCBs with over 70 layers.
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

•
Microvias. Microvias are small vias with diameters generally less than 0.15 mm after plating. HDI products utilize microvias and may also require the microvias to be fully filled using a specialized plating process to form more complex interconnections. These microvias consume much less space on the layers they connect, enable greater wiring densities and flexibility, and provide closer spacing of components and their attachment pads. Higher end applications in both defense and commercial markets employ microvias to obtain a higher degree of functionality from a given surface area.
•
Embedded passives. Embedded passive technology involves embedding either capacitive or resistive elements inside the PCB, which leaves more surface area for surface-mounted ICs and better signal performance, as well as increased functionality of products with higher component density.
•
Fine line traces and spaces. Traces are the connecting copper lines between the different components of the PCB, and spaces are the distances between traces. The smaller the traces and the tighter the spaces, the higher the density of the PCB. We are able to manufacture PCBs with traces and spaces less than 0.030 mm.
•
High aspect ratios. The aspect ratio is the ratio between the thickness of the PCB and the diameter of a drilled hole. As the aspect ratio increases, it becomes increasingly difficult to consistently and reliably form electroplate, and finish all the holes on a PCB. We are able to provide aspect ratios of up to 30:1.
•
Thin core processing. A core is the basic inner-layer building block material from which PCBs are constructed and consists of a flat sheet of material comprised of glass-reinforced resin with copper foil laminated on either side. The demand for thinner cores derives from the requirements for thinner PCBs, higher layer counts, and various electrical parameters. Core thickness in our PCBs ranges from as little as 0.025 mm up to 1.57 mm.
•
Advanced hole fill processes. Our advanced hole fill processes allows for vias to be placed inside their respective surface mount pads by filling the vias with a thermoset epoxy and plating flat copper surface mount pads directly over the filled hole. This process provides designers the opportunity to increase the density of component placements by reducing the surface area required to place many types of components.
•
Advanced materials. We manufacture PCBs using a wide variety of advanced, high-performance dielectric materials that offer electrical, thermal, and long-term reliability advantages over conventional materials. We are certified by Underwriters Laboratories to manufacture PCBs using these specialty materials for a wide array of end‑use applications, including highly complex PCBs for niche and high-end aerospace and defense and commercial markets. We also conduct extensive materials testing for internal and customer reference and consideration.
•
Quick-turn manufacturing. In circumstances where our customers require time critical engineering and manufacturing services, we are able to react to our customers’ needs with our quick-turn manufacturing capabilities.

Our Integrated Electronics manufacturing organization principally designs and manufactures state-of-the-art microwave-based hardware for use in advanced radar systems, advanced jamming systems, missiles, and decoys, electronic surveillance systems, and satellite and ground-based communication systems. Several core manufacturing technology areas include:

•
Electronic Systems Integration. We assemble and Test radar, surveillance and communications systems, composed of high-reliability modules, circuit cards, and interconnect components for IFF, intercommunications, and maritime/overland surveillance. Products undergo comprehensive functional, environmental, and stress testing using both commercial and custom-designed equipment.
•
Microwave Assembly Technology. Our microwave capabilities range from simple isolator components to complex RF multi-chip modules, all designed internally to customer specifications using advanced simulation software. Automated manufacturing and testing processes ensure highly repeatable performance for radar beamforming solutions including circulators, RF distribution, and manifold assemblies.
•
Microelectronics Module Technology. Our MIL-PRF-38534 certified Microelectronics Center of Excellence designs and manufactures power conversion, motor-control and mixed-signal ASICs, and multi-chip modules for radiation-hardened and high-reliability applications. State-of-the-art equipment supports advanced 2D and 2.5DHI packaging assembly processes with full electrical and environmental testing.
•
Ceramic Technology. We specialize in Low Temperature Co-fired Ceramic (LTCC) circuits for high-performance RF packages, using proprietary processes that enable cost reduction through silver conductors instead of gold. Our proprietary etched thick-film process delivers thin-film performance at reduced cost, supported by automated testing and inspection equipment.

Customers and Markets

Our customers include end-users, OEMs, EMS providers, ODMs, and distributors that primarily serve the aerospace and defense, automotive, data center computing, medical, industrial, and instrumentation, and networking end markets of the electronics industry. Included in the end markets that our OEM and EMS customers serve is the USG. As a result, we are a supplier, primarily as a subcontractor, to the USG. In addition, we also sell directly to government agencies (both domestic and allied foreign governments).

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

Suppliers

For advanced interconnect products, primary raw materials include copper clad laminates and chemical solutions such as copper and gold for plating operations, photographic film, carbide drill bits, and plastic for testing fixtures. Most of the raw materials are generally readily available from numerous suppliers in the open market.

For engineered systems, RF components, RF subsystems, backplane assemblies, and other PCB assemblies, primary raw materials are manufactured components such as PCBs, ceramic and ferrite substrates, connectors, capacitors, resistors, diodes, and integrated circuits, many of which are custom made and sourced from customer-approved vendors. The more complicated RF subsystems require integrated subassemblies and super-components such as RF oscillators, frequency converters, power supplies, and microprocessors. Some components for backplane assemblies and other PCB assemblies have limited or sole sources of supply. The backplane assemblies, PCB assemblies, and precision metal fabricated chassis and enclosures are often incorporated into a fully integrated and tested system delivered to our customer. These products often incorporate procured power, thermal, interconnect, and mechanical components sourced from either customer directed or our selected suppliers.

Radar, Communication, and Surveillance systems use highly sophisticated electronic subassemblies including Transmitter and Receiver CCA’s/Modules, Traveling Wave Tube Assemblies, Exciters, Wave Form Generators, and Frequency Generators. Many of these systems also require the acquisition of RF antenna arrays, illuminated panel subassemblies, inertial navigation/GPS subassemblies from OEMs, or parts specifically designed for certain applications. The materials for these systems come from a variety of sources, including OEMs and Contract Manufacturers.

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

Competition

For PCBs, our competitors are mostly based in China and Taiwan. For engineered products such as RF subassemblies and systems, we compete with a different set of competitors largely based in the U.S. and Europe. The PCB industry remains highly fragmented and characterized by intense competition. There are several competitive factors our customers consider when choosing their supplier including, but not limited to, technical capabilities, capacity availability, pricing, service, support, reliability, quality, and location. Our principal competitors for our A&D segment include BAE Systems plc, Curtiss-Wright Corporation, Leonardo DRS, Inc., Mercury Systems, Inc., and Sanmina Corporation. Our principal competitors for our Commercial segment include AT&S (Austria Technologie & Systemtechnik Aktiengesellschaft), Founder Technology Group Co., Ltd., Gold Circuit Electronics Ltd., Isu Petasys Co., Ltd., Kinwong Electronic Co. Ltd., Unimicron Technology Corp., Victory Giant Technology Co., Ltd., and WUS Printed Circuit Co., Ltd. Our principal competitors for our RF&S Components segment include Advanced Micro Devices, Inc., IDT Corporation, MACOM Technology Solutions Holdings, Inc., Microchip Technology Incorporated, Qorvo, Inc., and Silicon Laboratories Inc.

We believe that our key competitive strengths include:

Leading global technology manufacturer, offering breadth of technology and products, and one-stop solution for customers. We are one of the largest technology manufacturers in North America and have a global sales and manufacturing presence. We believe we have significant economies of scale, an increasing end-to-end value chain solution for customers, a regionally diversified and resilient manufacturing footprint, and the technology breadth and scale to emerge as a preferred partner. We offer a wide range of engineered systems, passive RF components, advanced ceramic RF components, hi-reliability multi-chip modules, beamforming and switching networks, IC substrates, and PCB and RF products, including HDI and ultra-HDI PCBs, conventional PCBs, flexible PCBs, rigid-flex PCBs, and custom assemblies. We also offer certain value-added services to support our customers’ needs for RF design-to-specification capability, DFM, PCB layout design, simulation and testing services, and QTA services. We provide a one-stop design, manufacturing, and test solution to our customers with design services, engineering support and prototype development through final volume production around the globe. We believe our facility specialization strategy allows us to reduce the time required to develop new products by directing each customer to the facility best suited to their product type, delivery time, complexity, and volume needs. As our commercial customers ramp to volume, we are positioned to transition them to one of our volume facilities in China or Malaysia.

Leading aerospace and defense supplier. We are a trusted supplier to the aerospace and defense industry. Our global manufacturing footprint and breadth of capabilities enable us to serve multiple key end markets, particularly the aerospace and defense industry. We combine our traditional market strength in core PCB technology with advanced technologies, RF capabilities, and engineered systems to grow requirements in both traditional and AESA radar systems for defense applications. We have passed OEM and government certification processes, and the administrative requirements associated with participation in government and commercial aerospace programs. When supplying various departments and agencies of the USG, we are required to maintain facility security clearances under the NISPOM and ITAR. Along with supply of traditional and RF PCBs, we offer a variety of RF components and subassemblies, engineered systems, engineering services, and assembly capabilities to provide additional value to our customers.

Diversified business model. Our sales are diversified across end markets with over 1,300 customers and long-term relationships exceeding ten years with our ten largest customers, which reduces our exposure to any single end market or customer.

Seasonality

We do not consider any material portion of our business to be seasonal. Various factors, however, can affect the distribution of our sales between accounting periods, including the timing of customer orders, the availability of customer funding, product deliveries, and customer acceptance.

Intellectual Property

Our intellectual property strategy remains deliberate and aimed at protecting the innovations critical to TTM’s business and the success of our customers. We now have a total of approximately 185 patents, with approximately 84 pending patent applications. These patents are derived from internal research and development as well as a number of intellectual property portfolio acquisitions beginning in 2018. Our PCB business depends on the effectiveness of our fabrication techniques, proprietary PCB structures, and our ability to continually improve our manufacturing processes. We rely on the collective experience of our employees in the manufacturing process to ensure that we continuously evaluate and adopt new technologies available within our industry. In addition, we depend on robust training, recruiting, and retention of our employees, who are required to be knowledgeable in the operation of advanced equipment and complicated manufacturing processes. In regard to our RF products, the vast majority are proprietary and protected or covered by approximately 48 patents and 3 currently pending patent applications directed towards products for both the wireless infrastructure and aerospace and defense markets.

National Security Matters

A portion of our business consists of manufacturing defense and defense-related items for various departments and agencies of the USG, including the DoW, which requires that we maintain facility security clearances under the NISPOM. The NISPOM requires that a corporation with significant foreign ownership maintaining a facility security clearance take steps to prevent foreign ownership, control, or influence (FOCI). In February of 2023, our Board of Directors passed an SBR, replacing the SSA that we entered into with the DCSA in 2010. The replacement of the SSA with the SBR is a result of the significantly reduced foreign ownership of TTM. DCSA accepted the SBR and the effective date of the SBR was February 2, 2023. The SBR codifies the maintenance of the Government Security Committee of the Board to oversee our compliance and cybersecurity efforts and to put into place best practices in our facilities in the U.S. and overseas to ensure that we maintain robust security practices and policies as we serve the interests of our customers in the aerospace and defense market. The Government Security Committee of our Board of Directors consists of at least three Board members that hold a National Security Clearance. The DCSA will continue to review TTM’s compliance with the terms of the SBR annually at each of TTM’s sites which operate under a DoW security clearance. In addition, all of TTM’s Board is currently comprised of U.S. citizens and per the terms of the SBR, in the future, no foreign citizen will be allowed to sit on TTM’s Board.

Other Governmental Regulations

Our operations are subject to federal, state, local, and foreign laws and regulations relating to export control, environmental compliance, waste management, and health and safety matters, including other measures relating to the release, use, storage, treatment, transportation, discharge, disposal, and remediation of contaminants, emissions, hazardous substances, and waste, as well as practices and procedures applicable to the construction and operation of our facilities, including, but not limited to USG regulations and corresponding regulations in China, Canada, and Malaysia for our foreign facilities.

Human Capital

At TTM, we believe a key differentiator is our culture, which has been shaped through considerable thought and energy. Our culture has served us well as we integrate acquired companies and optimize our organizational structures and teams to better serve our customers. The following elements underpin our culture:

•
Vision – Inspire innovation as a global preeminent technology company.
•
Mission – Provide customers with market leading, differentiated solutions, and an extraordinary customer experience.
•
The “TTM Values” are: Integrity, Teamwork, Clear Communication, and Performance Excellence.
•
Our people leaders are guided by our “Leadership Principles” which are: Results, Communications, Collaboration, and Career Development.
•
“One TTM” – embodies our collective “team” approach to solving problems, working together, robust collaboration, and proactive communication throughout the organization to better serve our customers.

Commitment to Values and Ethics. The foundation of our strategic vision is our corporate culture and our way of doing business with integrity, teamwork, clear communication, and performance excellence. We seek to demonstrate the importance of these values through our goal setting and performance management process as well as providing ethics training to employees every year.

Our Code of Conduct includes topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information, and reporting Code of Conduct violations. It reinforces the importance of an open and welcoming environment in which all employees have a voice and a confidential outlet to raise concerns regarding potential violations.

Talent Acquisition. Our vision is to provide exceptional talent acquisition through robust talent sources, use of technology, and a compelling employment brand to create a seamless, engaging, and candidate-centric experience. We aim to build a workforce that drives the company's success and fosters a culture of growth and opportunity.

Talent Development. We ensure focus on individual career development through regular talent reviews of performance, potential, development gaps, and progress to evaluate the depth and strength of our integrated succession plans. We track the completion of development plans for our employees in management, technical, and professional career tracks. For different levels of leaders, we provide recurring instructor-led learning, online courses, and leadership programs. Additionally, we offer competency-based training, sponsor job rotations, form project teams comprised of emerging talent, and provide extensive internal and external materials in our global learning management system. We provide tuition reimbursement assistance.

Inclusion. We strive to build and maintain talent and promote an inclusive culture to support key corporate-wide initiatives. We have expanded and continue to develop our existing policies and training to address harassment, bullying, and the elimination of bias in the workplace, where respect is essential, and everyone is encouraged to participate.

Employee Engagement and Turnover. We periodically survey our employees to identify and act on specific opportunities to enhance our work environment, improve communications, and strengthen the connection between supervisors and employees. The voice of our employees provides valuable insights on how we invest in people and prioritize specific actions and programs to attract and retain talent.

Our two regional change agent networks (Asia and North America) exist to improve communications from the factory and office floor up to the senior management team. These networks discuss and communicate the key initiatives within the sites in addition to employee concerns to prioritize initiatives around community activities, site improvement projects, recognition programs, and new communication methods.

Compensation and Benefits. We align our compensation and benefit programs with market conditions by reviewing our programs annually and recommending changes to improve our market competitiveness and ability to attract and retain our talent. Our goal is to invest in our employees’ total cash compensation for competitive reasons while outlining career tracks and levels to provide development opportunities. Our people leaders are dedicated to engaging with their employees to explain the career framework, their compensation, and potential for future jobs. We have seen the positive impact of the adjustments we made to base salaries and incentive compensation coupled with the managers’ conversations on career opportunities.

We also offer comprehensive benefit plans for eligible employees, including mental health, employee assistance program (EAP), telemedicine offerings, several medical and dental plans with qualifying employer-funded health savings accounts, life insurance, specialty programs for diabetes and weight loss, wellness challenges, and an on-site health and physical therapy center at one of our largest U.S. facilities.

Employee Data

As of December 29, 2025, we had approximately 18,200 employees. Our employees were distributed by function approximately as follows: 14,800 in manufacturing positions, 1,800 in engineering or technician positions, 1,100 in professional, managerial, or other administrative positions, and 500 in sales and marketing positions. Of our 5,900 U.S. employees, 50 are represented by unions. In

China, approximately 9,900 employees are members of the All-China Federation of Trade Unions and accordingly are considered to be represented by a labor union. We believe that our relations with both our union and non-union employees are satisfactory.

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

Our business, financial position, results of operations, and/or cash flows have been and may in the future be adversely impacted by global economic conditions. The current uncertainty in the worldwide economic environment together with other unfavorable changes in economic conditions, such as higher inflation, interest rate increases, labor shortages, and market volatility, may negatively impact consumer confidence and spending in the industries where we operate. These and other uncertain economic conditions may negatively impact revenue, earnings, and demand for our products as well as our ability to accurately forecast and plan our future business activities. During challenging economic times, our current or potential future customers may experience difficulty earning sufficient revenue, securing financing, or generating cash flow and as a result may modify, delay, or cancel plans to purchase our products and/or may not be able to pay, or may delay payment of, accounts receivable that they owe us. Any inability of our current or potential future customers to pay us for our products may adversely affect our earnings and cash flow. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products.

Uncertainty, volatility, and adverse changes in the global economy and financial markets, including those resulting from the conflict between Russia and Ukraine and other conflicts, could have an adverse impact on our business and operating results.

Uncertainty, volatility, or adverse changes in the global economy could lead to a significant decline in demand for the end products manufactured by our customers, which, in turn, could result in a decline in the demand for our products and increased pressure to reduce our prices. These adverse global economic conditions could also increase the cost and decrease the availability of potential sources of financing and increase our exposure to losses from bad debts. All of these impacts could have a material adverse effect on our financial condition, operating results, and cash flows.

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

In addition, for the year ended December 29, 2025, we generated approximately 50% of our net sales from non-U.S. operations, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes, or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes, or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to: managing international operations and longer payment cycles; imposition of governmental controls, unstable regulatory environments, and government or political unrest; limitations on imports or exports and/or increases in duties and taxation levied on our products; inflation or changes in political and economic conditions; labor unrest, rising wages, difficulties in staffing, geographical labor shortages, and compliance with employment laws; conflict or war between nations over territory that impacts the electronics supply chain leading to potential trade restrictions to and from the nations involved, including Russia, Ukraine, and China; language, communication, and cultural barriers, as well as time zone differences; potentially adverse tax consequences; expropriation of private enterprises; strained trade relationships between the United States and its trading partners, including trade tariffs which could create competitive pricing risk; and government imposed sanction laws and regulations.

We are subject to risks of currency exchange rate fluctuations.

A portion of our cash, other assets, and liabilities is held in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect the value of these assets or liabilities and could negatively impact the amount of cash available to fund operations or repay debt. To the extent that we decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Additionally, we have revenues and costs denominated in currencies other than the U.S. dollar, primarily the RMB and the MYR. Fluctuations in the exchange rates between the U.S. dollar and the RMB and/or the MYR could result in increases in our costs or decreases in our revenues which could negatively impact our business, financial condition, and results of operations. Significant inflation or disproportionate changes in foreign exchange rates could occur from general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

Changes in future business conditions could cause goodwill, intangible assets, and other long-lived assets to become impaired, which would result in significant losses and write-downs that would reduce our operating income.

We periodically evaluate whether events and circumstances have occurred, such that the potential for reduced expectations for future cash flows coupled with further decline in the market price of our stock and market capitalization may indicate that the remaining balance of goodwill and definite-lived intangible assets may not be recoverable. If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, it could result in significant impairment charges. If factors indicate that assets are impaired, we would be required to reduce the carrying value of our goodwill, definite-lived intangible assets, and other long-lived assets, which could harm our results during the periods in which such a reduction is recognized.

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

Future changes to the U.S. Munitions List could reduce or eliminate restrictions that currently apply to some of the products we produce. If these regulations or others are changed in a manner that reduces restrictions on overseas manufacturing, we would likely face increased competition and price pressure from overseas manufacturers, who are currently restricted by import and export laws.

We rely on suppliers and equipment manufacturers for the timely delivery of raw materials, components, equipment, and spare parts used in manufacturing our products. If a raw material supplier or equipment manufacturer experiences disruptions to their supply chain or operations, or otherwise fails to satisfy our product quality standards, or if the prices or availability of raw materials change, it could harm our ability to purchase new manufacturing equipment, service the equipment we have, or timely produce our products, thereby affecting our customer relationships.

Our success depends on our ability to deliver products timely to our customers, which requires successful planning and logistics infrastructure, including, ordering, transportation and receipt processing, and the ability of suppliers to meet our materials requirements.

Consolidations and restructuring in our supplier base and equipment fabricators related to our raw materials purchases or the manufacturing equipment we use to fabricate our products may result in adverse changes in pricing due to reduced competition and shortages of equipment and spare parts. Suppliers and equipment manufacturers may be impacted by other events outside our control, including macroeconomic events, financial instability, liquidation, environmental occurrences, public health crises, or interruptions due to fire, natural catastrophes, or otherwise. As a result, they may have extended lead times, limited supplies, reduced workforces, and/or increased prices due to capacity constraints and other factors, which could negatively impact our delivery times, inventory levels, and cash flow and could negatively impact our financial results. The severity of the constraints in the supply chain is continuously changing, which creates substantial uncertainties in our business.

Ongoing macroeconomic conditions, including the inflationary environment, have increased the cost of our raw materials and components. If raw material and component prices remain elevated and the cost of the metals that we use to produce our product, especially the prices of copper, gold, tin, palladium, and other precious metals remain elevated or otherwise continue to increase, it may reduce our gross margins. Should the supply of materials used in our manufacturing processes become limited, our ability to obtain the quantities necessary to meet our customers’ demand may be impacted, which would impact our profit margins. If either of these situations occurs, our financial condition and results of operations could be negatively impacted.

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

Our results of operations are often subject to demand fluctuations. With a high level of fixed operating costs, even small revenue shortfalls would decrease our operating margins.

Our results of operations fluctuate for a variety of reasons, including, but not limited to, timing of orders from and shipments to major customers, manufacturing capacity utilization levels, price competition, and changes in our mix of revenues generated from quick-turn versus standard delivery time services.

A significant portion of our operating expenses are relatively fixed in nature, and planned expenditures are based in part on anticipated orders. We have experienced sales fluctuations in the capital budgeting, purchasing cycles, and inventory management practices of our customers and the end markets we serve, and as a result, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors.

We participate in competitive industries, including the automotive industry, which requires strict quality control standards. Failure to meet these standards may adversely affect our business, financial condition, and results of operations.

Our customer base demands the highest customer service, on time delivery, and quality standards in a competitive market. Failure to meet these ever-increasing standards may result in a loss of market share for our products and services to our competitors, which may result in a decline in our revenue. Automotive customers have strict quality standards that generally exceed the quality requirements of other customers. If such products do not meet these quality standards, our business, financial condition, and results of operations may be materially adversely affected. If we were to lose automotive customers due to quality control issues, we might not be able to regain those customers or gain new automotive customers for long periods of time, which could have a material adverse effect on our financial condition and/or results of operations. Moreover, we may be required under our contracts with automotive industry customers to indemnify them for the cost of warranties and recalls relating to our products.

We depend upon a relatively small number of OEM customers for a large portion of our sales, and a decline in sales to major customers would materially adversely affect our business, financial condition, and results of operations.

A small number of customers are responsible for a significant portion of our sales. Our five largest OEM customers collectively accounted for approximately 44%, 42%, and 41% of our net sales for the years ended December 29, 2025, December 30, 2024, and January 1, 2024, respectively, and two customers collectively represented 23% of our net sales for the year ended December 29, 2025. Our current and future revenue growth partially depends on OEMs outsourcing their manufacturing needs to us. Our customer concentration could fluctuate, depending on future customer requirements, which will depend on market conditions in the electronics industry segments in which our customers participate. In addition, we generate significant accounts receivable in connection with these customers.

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

This concentration of customer base may materially adversely affect our business, financial condition, and results of operations due to: the loss or cancellation of business from any of our key customers; a decline in sales, decreases in prices, or significant changes in scheduled deliveries of our products to our significant customers; or the insolvency of one or more of our significant customers.

Competition in the PCB and worldwide electronics market is intense, and we could lose market share, or our profit margins may decrease, if we are unable to maintain our current competitive position in end markets using our quick-turn, high-technology, and high-mix manufacturing services.

The PCB industry is intensely competitive, highly fragmented, and rapidly changing. The worldwide electronics industry is characterized by relatively short product life cycles and significant fluctuations in product demand, and is subject to economic cycles and recessionary periods. We expect competition to continue, which could result in price reductions, reduced gross margins, and loss of market share. In addition, we increasingly compete on an international basis, and new and emerging technologies may result in new competitors entering our markets.

Some of our competitors and potential competitors have advantages over us, including: greater financial and manufacturing resources that can be devoted to the development, production, and sale of their products; more established and broader sales and marketing channels; preferred vendor status with existing and potential customers; more manufacturing facilities worldwide, some of which are closer in proximity to OEMs and/or located in countries with lower production costs; lower capacity utilization, which in peak market conditions can result in shorter lead times to customers; ability to add capacity faster or more efficiently; and larger customer bases.

In addition, these competitors may respond more quickly to new or emerging technologies or adapt more quickly to changes in customer requirements than we do. We must continually develop improved manufacturing processes to meet our customers’ needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. During recessionary periods in the electronics industry, we may need to compete more on the basis of price, which would cause our gross margins to decline.

Competitors may reduce their average selling prices faster than our ability to reduce costs, which can also accelerate the rate of decline of our selling prices and result in lower or no profit from sales. When prices decline, we may also be required to write down the value of our inventory.

If we are unable to adapt our design and production processes in response to rapid technological change and process development, we may not be able to compete effectively.

The markets for our products and manufacturing services are characterized by rapidly changing technology and continual implementation of new designs and production processes. Our future success highly depends on our ability to maintain and enhance our technological capabilities, design and manufacture products that meet changing customer needs, and successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. In addition, our failure to adopt and implement technological improvements quickly may cause inefficiencies in our production process as our product yields or quality may decrease, resulting in increased costs, and may lead to customers not adopting our product designs.

New emerging technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. In the United States, there are various current and proposed regulatory frameworks relating to the use of AI in products and services. We expect that the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and could increase the cost of doing business, and create compliance risks and potential liability, all which may have a material adverse effect on our financial condition and results of operations. Governments are also considering the new issues in intellectual property law that AI creates, which could result in different intellectual property rights in technology we create with AI and development processes and procedures and could have a material adverse effect on our business.

Products we manufacture may contain design or manufacturing defects, which could result in reduced revenue from the sale of our products or services and may result in liability claims against us.

We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures, despite our quality control and quality assurance efforts. Defects in our products, whether caused by a design, manufacturing, or materials failure or error, may result in delayed shipments, customer dissatisfaction, a reduction or cancellation of purchase orders, or liability claims against us. If these defects occur either in large quantities or too frequently, our business reputation may be impaired, and our customers may decrease the orders for products or services that they purchase from us, thereby decreasing our overall revenue. Since our products are used in products that are integral to our customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to our customers beyond the cost of the PCB, for which we may be liable. Although our invoices and sales arrangements generally contain provisions designed to limit our exposure to product liability and related claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. If any of our products are or are alleged to be defective, we may be required to participate in a recall of such products, particularly with respect to our products for automotive customers. As suppliers become more integral to the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contributions when faced with product liability claims or recalls. In addition, vehicle manufacturers, which have traditionally borne the costs associated with warranty programs offered on their vehicles, are increasingly requiring suppliers to guarantee or warrant their products and may seek to hold us responsible for some or all of the costs related to the repair and replacement of parts supplied by us to the vehicle manufacturer.

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

Sales to EMS companies represented approximately 30%, 28%, and 31% of our net sales for the years ended December 29, 2025, December 30, 2024, and January 1, 2024, respectively. Sales to EMS providers include sales directed by OEMs as well as orders placed with us at the EMS providers’ discretion. EMS providers source on a global basis to a greater extent than OEMs. The growth of EMS providers increases the purchasing power of such providers and has in the past, and could in the future, result in increased price competition or the loss of existing OEM customers. In addition, some EMS providers, including some of our customers, have the ability to directly manufacture PCBs and create backplane assemblies. If a significant number of our other EMS customers were to acquire these abilities, our customer base might shrink, and our sales might decline substantially. Moreover, if any of our OEM customers outsource the production of PCBs and creation of backplane assemblies to these EMS providers, our business, financial condition, and results of operations may be materially adversely affected.

We have pursued and intend to continue to pursue potential divestitures of assets and acquisitions of other businesses and may encounter risks associated with these activities, which could harm our business and operating results. If we are unable to manage our growth effectively, our business, financial condition, and results of operations could be materially adversely affected.

As part of our business strategy, we expect that we will continue to implement and align our strategy by pursuing potential divestitures of assets, such as our sale of Shanghai Backplane Assembly, and acquisitions of businesses, technologies, assets, or product lines that complement or expand our business, such as our acquisition of Telephonics in 2022.

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

Other challenges and risks with regard to acquisitions include that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that they raise new compliance-related obligations and challenges, that they distract management from our other businesses, and that announced transactions may not be completed. We also have limited ability to control or influence third-party sellers, which may impact our ability to realize the anticipated benefits.

The success of our acquisitions will depend in part on our ability to leverage new businesses to enhance our existing products and services, as well as the acquired companies’ ability to meet our policies and processes in areas such as data governance, privacy, digital safety, responsible AI, and cybersecurity. It may take longer than expected to realize the full economic benefits from acquisitions, such as increased revenue or enhanced efficiencies, or the benefits may ultimately be smaller than we expected. We have recorded, and may in the future be required to record, a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations. In addition, an acquisition may be subject to challenge even after it has been completed. These events could adversely affect our business, operations, financial condition, and results of operations.

We are exposed to the credit risk of our customers and to credit exposures in weakened markets.

Most of our sales are on an “open credit” basis, with standard industry payment terms. We monitor customer payment capability, seek to limit open credit to amounts we believe the customers can pay, and maintain reserves for doubtful accounts. Additionally, our

OEM customers often direct a significant portion of their purchases through a relatively limited number of EMS companies. As these EMS companies are obligated to pay us for our products, we will continue to be subject to the credit risk of these EMS customers. During periods of economic downturn in the electronics industry and the global economy, our exposure to credit risks from our customers increases. Although we have programs in place to monitor and mitigate the associated risks, such programs may not be effective in reducing our credit risks.

Rising labor costs and labor shortages, including due to pandemics and other disasters, employee strikes, and other labor‑related disruptions may materially adversely affect our business, financial condition, and results of operations.

Our business is labor intensive, utilizing large numbers of engineering and manufacturing personnel. There is uncertainty with rising labor costs and labor shortages. Furthermore, labor disputes and strikes based partly on wages have in the past slowed or stopped production by certain manufacturers in China. In some cases, employers have responded by significantly increasing the wages of workers at such plants. Any increase in labor costs due to minimum wage laws or customer requirements about scheduling and overtime that we are unable to recover in our pricing to our customers could materially adversely affect our business, financial condition, and results of operations.

To respond to competitive pressures and customer requirements, we may further expand both domestically and internationally. If we pursue such expansions, we may be required to make additional capital expenditures. In addition, the cost structure in certain regions or countries that are now considered to be favorable may increase as economies develop, causing local wages to rise. As a result, we may need to seek new locations with lower costs and the employee and infrastructure base to support PCB manufacturing and we may lose business in our existing facilities as a result of such potential shifts in the market. We cannot assure investors that we will realize the anticipated strategic benefits of our new locations, or that such locations will contribute positively to our operating results.

In North America, we are experiencing labor shortages in certain sectors, rising health care costs, and certain pressures which are also mandated by local and state governments. In this labor environment, our business could be adversely impacted by increases in labor costs, which could include: increases in wages and benefits necessary to attract and retain high-quality employees with the right skill sets; increases triggered by regulatory actions regarding wages, scheduling, and benefits; and increases in health care and workers’ compensation insurance costs. In light of the current labor market conditions and existing labor shortages, our wages and benefits programs, and any steps we take to increase our wages and benefits, may be insufficient to attract and retain talent at all levels of our organization, which could adversely affect our production, overall business, and financial performance.

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

We believe that our future success will depend on our ability to attract, train, and retain highly skilled, knowledgeable and qualified managerial and professional personnel, particularly engineering and marketing personnel. The competition for these employees is intense, and the loss of these employees could harm our business. We have limited patent or trade secret protection for our manufacturing processes and rely on the collective experience of our employees involved in our manufacturing processes to ensure that we continuously evaluate and adopt new technologies in our industry. We may not be able to retain our executive officers and key personnel or attract additional qualified management in the future, and any such changes in executive management could have a material adverse effect on our business, financial condition, or results of operations.

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

Our manufacturing processes require that we purchase significant quantities of energy from third parties, which results in the generation of greenhouse gases, either directly on-site or indirectly at electric utilities. Both domestic and international legislation to address the risks posed by potential climate change impacts, and the potential required disclosures of those risks, including by reducing greenhouse gas emissions, could create increases in energy costs and price volatility. We are subject to the reporting requirements of California’s SB 253 Climate Corporate Data Accountability Act, which could cause us to incur significant costs to monitor and report our greenhouse gas emissions, which would have negative impact on our profitability. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect our energy sources and supply choices, as well as increase the cost of energy and raw materials that are derived from sources that generate greenhouse gas emissions.

Infringement of our intellectual property rights could negatively affect us, and we may be exposed to intellectual property infringement claims from third parties that could be costly to defend, could divert management’s attention and resources, and if successful, could result in liability.

We rely on a combination of copyright, patent, trademark, trade secret laws, confidentiality procedures, contractual provisions, and other measures to establish and protect our proprietary and confidential information. All of these measures afford only limited protection. These measures may be invalidated, circumvented, breached, or challenged, and others may develop similar or superior intellectual property, technologies, or processes. Unauthorized parties may attempt to copy and succeed in copying our products or may obtain or use our proprietary information. Litigation to protect our intellectual property rights could be burdensome, costly, and distracting to management, and we may not prevail or obtain adequate remedies. Failure to successfully establish or enforce our intellectual property rights could materially and adversely affect our business, financial condition, and results of operations.

Furthermore, there is a risk that we may infringe on the intellectual property rights of others. As is the case with many other companies in the PCB industry, we periodically receive communications from third parties asserting patent rights over our products. Irrespective of the validity or the successful assertion of such claims, we could incur costs in either defending or settling any intellectual property disputes alleging infringement. If any claims, regardless of whether they have merit, are brought against our customers for such infringement, we could be required to expend significant resources in defending such claims, developing non-infringing alternatives, or obtaining licenses. We may not be successful in developing such alternatives or in obtaining such licenses on reasonable terms, or at all, and may be required to modify or cease marketing our products or services, which could disrupt the production processes, damage our reputation, and materially and adversely affect our business, financial condition, and results of operations.

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

We have incurred, and may continue to incur, substantial debt in connection with our operations and acquisition strategy. As a result, we have, and expect to continue to have, significant debt service obligations under the Term Loan Facility, U.S. ABL, Asia ABL, the indenture governing the Senior Notes due 2029, and other debt instruments. We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed charge coverage ratio.

In addition, the indenture governing the Senior Notes due 2029 and the credit agreements governing the Term Loan Facility, the U.S. ABL, and the Asia ABL contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt and limit management’s discretion in operating our business.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our Term Loan Facility and Asia ABL are subject to interest at a floating rate of Term SOFR plus a margin, and as a result, we have exposure to interest rate risk. Increases in interest rates increase our cost of borrowing and/or potentially make it more difficult to refinance our existing indebtedness, if necessary. We endeavored to mitigate this risk by entering into a four‑year pay-fixed, receive-floating (1-month CME Term SOFR) interest rate swap arrangement in March 2023. The swap has a notional amount of $250.0 million for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, we pay a fixed rate of 3.49% against the first interest payments of a portion of our Term SOFR-based debt and receive floating 1-month CME Term SOFR during the swap period. Although we have taken measures to mitigate our risk to interest rate increases, our swap instruments may not be wholly effective in mitigating this risk or otherwise provide an effective hedge against all interest rate volatility. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risks in this Report for further information.

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

Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and expansion efforts depends on our ability to generate cash in the future and our financial condition and operating performance.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional capital (which could include obtaining additional equity capital on terms that may be onerous or highly dilutive), or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Additionally, the credit agreements governing the Term Loan Facility, the U.S. ABL, the Asia ABL, and the indenture governing the Senior Notes due 2029 restrict our ability to effect such alternative measures to repay other indebtedness when it becomes due.

We conduct certain of our operations through our subsidiaries, and repayment of our indebtedness may be dependent on their generation of cash flow and ability to make such cash available to us. Our subsidiaries do not have any obligation to, and may not be able or permitted to, pay amounts due on our indebtedness unless they are guarantors of our indebtedness. While the indenture governing the Senior Notes due 2029 and the credit agreements governing the Term Loan Facility, the U.S. ABL, and the Asia ABL limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. Additionally, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.

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

Regulatory Risks

We are subject to the requirements of the NISPOM for our facility security clearance, which is a prerequisite to our ability to perform on classified contracts for the USG.

A facility security clearance is required in order to be awarded and perform on classified contracts for the DoW and certain other agencies of the USG. As a cleared entity, we must comply with the requirements of the NISPOM, and any other applicable USG industrial security regulations. Further, our Board has adopted an SBR that has been approved by the DCSA that requires the Company to adopt certain corporate constructs, policies, and procedures.

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

The government of China is adopting evolving policies regarding foreign and domestic trade. No assurance can be given that the government of China will continue to pursue policies that allow for open trade with foreign countries, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time, particularly in light of the trade and travel restrictions that the United States and China have implemented in recent years. Despite progress in developing its legal system, certain countries in Asia do not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the legal system develops, the promulgation of new laws, changes to existing laws, and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation may be protracted and may result in substantial costs and diversion of resources and management’s attention. Also, the evolving landscape of the interrelation between

China and Hong Kong may have an adverse impact on our operations in Hong Kong and may impact our ability to attract and maintain necessary talent in that area. In addition, though changes in government policies and rules are timely published or communicated, there is usually no indication of the duration of any grace period before which full implementation and compliance will be required. As a result, it is possible that we might operate our business in violation of new rules and policies before full compliance can be achieved. These uncertainties could limit the legal protections available to us and adversely impact our results of operations.

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

We are increasingly required to certify compliance with various material content restrictions in our products based on laws of various jurisdictions or territories such as the RoHS and REACH directives in the European Union and China’s RoHS legislation. Similar laws have been adopted in other jurisdictions and may become increasingly prevalent. In addition, we must also certify as to the non‑applicability of the European Union’s Waste Electrical and Electronic Equipment directive for certain products that we manufacture. The REACH directive requires the identification of SVHCs periodically. We must survey our supply chain and certify to the non‑presence or presence of SVHCs to our customers. As with other types of product certifications that we routinely provide, we may incur liability and pay damages if our products do not conform to our certifications.

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

We operate on a global basis and are subject to anti-corruption, anti-bribery, and anti-kickback laws and regulations, including restrictions imposed by the FCPA. The FCPA and similar anti-corruption, anti-bribery, and anti‑kickback laws in other jurisdictions generally prohibit companies and their intermediaries and agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. We operate and sell our products in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption, anti-bribery, and anti-kickback laws may conflict with local customs and practices. We also, from time to time, undertake business ventures with state-owned companies or enterprises.

Our global business operations must also comply with all applicable domestic and foreign export control laws, including ITAR and EAR. Some items we manufacture are controlled for export by the U.S. Department of Commerce’s Bureau of Industry and Security under EAR.

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

We rely on IT networks and systems, some of which are owned and operated by third parties, to collect, process, transmit, and store electronic information. We depend on our information systems for a variety of functions, including worldwide financial reporting, inventory management, procurement, invoicing, and email communications. These information systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, hacking, terrorist attacks, and similar cybersecurity threats. In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, our proprietary and confidential business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure collection, processing, storage, maintenance, and transmission of this information is critical to our operations. Despite the implementation of network security measures, our information systems, including those owned and operated by third parties, on which we rely are vulnerable to computer viruses, break-ins, cyber-attacks, attacks by hackers or breaches due to employee or third-party (including suppliers and business partners) error, malfeasance, or other disruptions that are material and adverse. Further, our operations could also be materially disrupted if our vendors experience such outages or breaches. While we have experienced cybersecurity incidents in the past, to date none have materially affected us or our business strategy, results of operations, financial condition, and/or cash flows. However, if unauthorized parties gain material access to our information systems or material information is used in an unauthorized manner, misdirected, altered, lost, or stolen, it could result in unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, loss of customers, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, and results of operations. In addition, some of our employees work remotely, including while traveling for business, which increases our cybersecurity risk, creates data accessibility concerns, and makes us more susceptible to security breaches or business disruptions.

In addition, threat actors are also increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain, or recover from cybersecurity incidents in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see cybersecurity incidents created through AI. These attacks could be crafted with an AI tool to directly attack IT systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. In addition, the cybersecurity threat could be introduced from the result of our, or our customers and business partners, incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code. Our information systems, as well as those of our customers and business partners, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance, or other system disruptions.

Many U.S. and foreign laws and regulations require companies to provide notice of cybersecurity incidents involving certain types of personal data or unauthorized access to, or interference with, our information systems to the public, government authorities, or other third parties. If we are unable to appropriately assess a cybersecurity incident in the context of required analyses then we could face compliance issues under these laws and regulations, and we could be subject to lawsuits, regulatory fines, investigations, or other liabilities, any or all of which could adversely affect our business and operating results. Furthermore, cybersecurity incidents experienced by us, or by our customers and vendors, that lead to public disclosures may also lead to widespread negative publicity and increased government or regulatory scrutiny.

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

Looking ahead at near- and long-term needs, we may need to raise additional funds for a number of purposes, including the following: (a) to fund capital equipment purchases to increase production capacity such as expanding our production for AI‑processing products, upgrade and expand our technological capabilities, and replace aging equipment or introduce new products; (b) to refinance our existing indebtedness; (c) to fund our current or planned operations; or (d) to fund potential acquisitions or strategic relationships. To raise funds for these activities could lead to additional indebtedness, and should we or our subsidiaries need to incur additional debt, we may become subject to covenants even more restrictive than those contained in our current debt instruments. There can be no assurance that additional capital, including any future equity or debt financing, would be available on a timely basis, on favorable terms, or at all.

Future equity issuances could result in dilution, which could cause our common stock price to decline.

We may issue additional shares of common stock in the future pursuant to current or future employee equity compensation plans or in connection with future acquisitions or financings. Should we choose to raise capital by selling shares of common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

Issues arising during the upgrade of our enterprise resource planning system could affect our operating results and ability to manage our business effectively.

We are continuing the process of upgrading our ERP to enhance operating efficiencies and provide more effective management of our business operations. We are investing significant financial and personnel resources into this project. However, there is no assurance that the system upgrade will meet our current or future business needs or that it will operate as designed. The transition to the new ERP will affect numerous systems necessary for our operation. If we fail to correctly implement one or more components of the ERP, we could experience significant disruption to our operations. Such disruptions could include, among other things, temporary loss of data, inability to process certain orders, failure of systems to communicate with each other, and the inability to track or reconcile key data. We are heavily dependent on automated management systems, and any significant failure or delay in the system upgrade could cause a substantial interruption to our business and additional expense, which could result in an adverse impact on our operating results, cash flows, or financial condition.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal, state, and foreign income tax purposes is subject to limitations, and future transfers of shares of our common stock could cause us to experience an “ownership change” that could further limit our ability to utilize our net operating losses.

Under U.S. federal income tax law, a corporation’s ability to utilize its NOLs to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5‑percent shareholders” that exceeds 50 percentage points over a rolling three-year period.

A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year is generally increased by the amount of any “recognized built‑in gains” for such year and the amount of any unused annual limitation in a prior year. As a result of our acquisition of Viasystems Group, Inc., the NOLs acquired were subject to this limitation. Future transfers or sales of our common stock during a rolling three‑year period by any of our “5-percent shareholders” could cause us to experience an ownership change under Section 382, which could further limit our use of NOLs.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and, in the ordinary course of business, there are many transactions and calculations in which the ultimate tax determination is uncertain. Our effective tax rates could be materially adversely affected by changes in the mix of earnings in countries and states with differing statutory tax rates, changes in the valuation of deferred income tax assets and liabilities, changes in tax laws or regulations as well as other factors. Many countries are considering implementing or have implemented legislation to align their tax law with guidance proposed by the OECD. In particular, the OECD’s Pillar Two proposes a global minimum tax of 15% on a country-by-country basis for multinational enterprises (MNEs) which have annual global revenue exceeding Euro (EUR) 750 million. The implementation of Pillar Two, which became effective in many countries on January 1, 2024, in countries in which we operate may adversely impact our effective tax rates. We have evaluated and will continue to evaluate the impact of Pillar Two as the countries in which we operate issue new guidance and regulations. Our tax determinations are regularly subject to audit by tax authorities, and developments in those audits could also adversely affect our income tax provision. Although we believe that our tax estimates are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions, which could materially adversely affect our business, financial condition, and results of operations.

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
•
performing risk assessments and producing security assessment reports that document the results of the assessment for use and review by IT senior leadership, including the Company’s SVP-IT;
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

Our cybersecurity incident management plan includes the following, among other things:

•
The SVP-IT leads the team in the development, documentation, review and testing of security procedures, and incident response procedures. Beyond initial creation, procedures are continually reassessed, augmented, updated, and tested on an ongoing basis;
•
The SVP-IT works with the Executive Team on the identification, assessment, verification, and classification of incidents to determine affected stakeholders and appropriate parties for contact;
•
The SVP-IT is responsible for launching the CIRT if necessary, and for notification to the Chief Executive Officer, who in turn will contact the Board of Directors and Government Security Committee in order to validate the response is being addressed appropriately.
•
The CIRT team, in consultation with outside experts if needed, is responsible for the following:
o
Initial containment;
o
Analysis to establish root cause of incidents, identification, and evidence collection;
o
Incident containment by further analyzing additional information and further identifying any additional compromised machines or resources not previously identified;
o
Implementing solutions designed to solve underlying problems and prevent recurrence;
o
Recovery and restoring normal business functionality;
o
Review after closure of each incident and conducting a post-mortem analysis to improve prevention and help to make incident response processes more efficient and effective. Also, the CIRT evaluates competency and any additional training requirements needed.

While we have experienced cybersecurity incidents in the past, to date none have materially affected us or our business strategy, results of operations, financial condition, and/or cash flows. Moreover, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, financial condition, and/or cash flows. See Item 1A, Risk Factors above for more information. While we continually work to safeguard the information systems we use, and the proprietary, confidential, and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks, and data or those of our third-party providers.

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

ITEM 2. PROPERTIES

The following table describes our headquarters and our principal manufacturing facilities as of December 29, 2025:

U.S. Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Chippewa Falls, WI	A&D	—	280,000	280,000
Eau Claire, WI	Commercial	—	715,000	715,000
Farmingdale, NY	A&D	—	172,000	172,000
Forest Grove, OR	A&D	—	212,000	212,000
Littleton, CO	A&D	27,000	63,000	90,000
Logan, UT	Commercial	12,000	118,000	130,000
North Jackson, OH	A&D	—	85,000	85,000
Salem, NH	A&D	44,000	—	44,000
San Diego, CA	A&D	43,000	—	43,000
San Jose, CA	Commercial	42,000	—	42,000
Santa Ana, CA (1)	Headquarters	14,000	—	14,000
Santa Ana, CA	A&D	18,000	83,000	101,000
Stafford, CT	A&D	—	130,000	130,000
Stafford Springs, CT	A&D	—	116,000	116,000
Sterling, VA (2)	A&D	101,000	—	101,000
Syracuse, NY (3)	A&D and RF&S Components	38,000	378,000	416,000
Total		339,000	2,352,000	2,691,000

Foreign Locations	Operating Segment	Leased Square Feet	Owned Square Feet	Total Square Feet
Canada
Toronto	Commercial	16,000	139,000	155,000
Malaysia
Penang	Commercial	876,000	—	876,000
China
Dongguan	Commercial	—	1,292,000	1,292,000
Guangzhou	Commercial	—	2,251,000	2,251,000
Hong Kong (1)	Asia Headquarters	—	25,000	25,000
Huiyang	Commercial	—	518,000	518,000
Suzhou	RF&S Components	68,000	—	68,000
Zhongshan	Commercial	192,000	1,298,000	1,490,000
Total		1,152,000	5,523,000	6,675,000

(1)
Location of our headquarters and not a manufacturing facility.
(2)
In December 2021, we entered into a joint venture agreement with our landlord, O.J.B./1600 University Boulevard, LLC, Count Du Greenmonet, LLC and GFI#2/DII, LLC, to jointly own approximately 101,000 square feet of land and building. We have a 50% ownership interest and we account for this joint venture under the equity method of accounting and do not consolidate our interest in the property.
(3)
Location includes two A&D and one RF&S Components manufacturing facilities.

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

As of February 11, 2026, there were approximately 221 holders of record of our common stock, although there are a significantly larger number of beneficial owners of our common stock.

STOCK PRICE PERFORMANCE GRAPH

The performance graph below compares, for the period from December 28, 2020 to December 29, 2025, the cumulative total stockholder return on our common stock against the cumulative total return of the Nasdaq Composite Index and the Dow Jones U.S. Electrical Components and Equipment Index.

The graph assumes $100 was invested in our common stock on December 28, 2020, and an investment in Nasdaq Composite Index and the Dow Jones U.S. Electrical Components & Equipment Index. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among TTM Technologies, Inc., the Nasdaq Composite Index

and the Dow Jones U.S. Electrical Components & Equipment Index

* $100 invested on December 28, 2020 in stock or index, including reinvestment of dividends.

	12/28/2020	1/3/2022	1/2/2023	1/1/2024	12/30/2024	12/29/2025
TTM Technologies, Inc.	$100.00	$110.11	$109.67	$114.98	$179.64	$517.89
Nasdaq Composite	100.00	122.18	82.43	119.22	154.48	187.14
Dow Jones U.S. Electrical Components & Equipment	100.00	125.35	103.42	132.15	176.57	236.57

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act.

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

Issuer Purchases of Equity Securities

On May 8, 2025, our Board of Directors authorized the 2025 Repurchase Program, under which we may repurchase up to $100.0 million in value of our common stock from time to time through May 7, 2027. Our previous two-year repurchase program expired on May 3, 2025. We did not repurchase any shares of our common stock during the quarter ended December 29, 2025.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents our operating results for each of our three most recent fiscal years and our financial condition as of December 29, 2025. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties, and other factors throughout this Report and specifically under Item 1A, Risk Factors of Part I of this Report. In addition, the following discussion should be read in connection with the information presented in our consolidated financial statements and the related notes to our consolidated financial statements.

COMPANY OVERVIEW

We are a leading global manufacturer of technology products, including mission systems, RF components, RF microwave/microelectronic assemblies, and technologically advanced interconnect products, including PCBs and substrates. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering, and manufacturing solution to our customers. This solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,300 customers in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial, and instrumentation, and networking. Our customers include OEMs, EMS providers, ODMs, distributors, and government agencies (both domestic and allied foreign governments).

RECENT DEVELOPMENTS

On July 9, 2025, we announced the acquisition of a facility in Eau Claire, Wisconsin, as well as land rights for an additional future manufacturing site in Penang, Malaysia. We believe the Eau Claire, Wisconsin facility comes equipped with the necessary infrastructure to support advanced technology PCB manufacturing and enhances our ability to support future high-volume U.S. production of advanced technology PCBs across key markets, particularly data center computing and networking for generative AI applications. In addition, we acquired land rights for ten acres in Penang to establish a new production site that we anticipate will align with customers’ increasing interests in supply chain diversification beyond China. The future Penang facility will be in close proximity to our existing facility and will enable us to deliver cost-competitive, high-quality advanced technology PCB manufacturing to commercial markets such as data center computing, networking, and medical, industrial, and instrumentation. Together, these new investments support our strategy to offer regionally optimized, globally connected manufacturing solutions for our customers.

We previously announced we are in the process of constructing a new advanced technology PCB manufacturing facility in Syracuse, New York. We expect that our new facility will bring advanced technology capability for our domestic high-volume production of ultra-HDI PCBs in support of national security requirements. The building construction is complete, equipment is arriving, and we are beginning to install and test equipment setups. Volume production in this facility is expected to commence in the second half of 2026.

FINANCIAL OVERVIEW

Our customers include both OEMs and EMS providers. We sell to OEMs both directly and indirectly through EMS providers. For such indirect sales, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 55%, 42%, and 41% of our net sales in 2025, 2024, and 2023, respectively.

The percentage of our net sales attributable to each of the principal end markets we served was as follows:

	For the Year Ended
	December 29, 2025 (1)	December 30, 2024 (1)	January 1, 2024 (1)
End Markets (2):
Aerospace and Defense	44%	46%	46%
Automotive	10	13	16
Data Center Computing	24	20	14
Medical/Industrial/Instrumentation	14	14	16
Networking	8	7	8
Total	100%	100%	100%

(1)
The end market revenue for the years ended December 30, 2024 and January 1, 2024 has been recast to reflect certain adjustments to allocations resulting from the segment reorganization that occurred during the quarter ended June 30, 2025.
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

We also manufacture certain components, assemblies, subsystems, and completed systems which service our RF&S Components customers and certain aerospace and defense customers. We recognize revenue at a point in time upon transfer of control of the products to our customer. Point in time recognition was determined as our customers do not simultaneously receive or consume the benefits provided by our performance and the asset being manufactured has alternative uses to us.

Net sales consist of gross sales less an allowance for returns, which typically have been approximately 2% of gross sales. We provide our customers a limited right of return for defective PCBs including components, assemblies, and subsystems. We record an estimate for sales returns and allowances at the time of sale based on historical results and anticipated returns.

Cost of goods sold consists of materials, labor, outside services, and overhead expenses incurred in the manufacture and testing of our products. Shipping and handling fees and related freight costs and supplies associated with shipping products are also included as a component of cost of goods sold. Many factors affect our gross margin, including product mix, production volume, supply chain costs, and yield.

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

We believe the following critical accounting policies and estimates reflect the more significant judgments and estimates used by us in preparing our consolidated financial statements. For additional discussion of the application of our significant accounting policies, see Part II, Item 8, Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this Report.

Revenue Recognition

For PCBs and engineered systems, customers have continuous control of the work in progress and finished goods throughout the PCB and engineered systems manufacturing process, as these are built to customer specifications with no alternative use, and there is an enforceable right to payment for work performed to date. As a result, we recognize revenue progressively over time based on the extent of progress towards completion of the performance obligation. See Part II, Item 8, Note 2, Revenues, of the Notes to Consolidated Financial Statements in this Report for further information.

For revenue recorded on an over time basis, we apply a gross margin estimate to inventory in process of being manufactured for customers to determine how much of a contract asset or contract liability should be recorded at period end. We use historical information to estimate the gross margin associated with performance obligations that are satisfied over time. We reevaluate our estimate of gross margins on a quarterly basis. Based on the review of gross margins, we update our estimate to the model as necessary. If our estimates of gross margins are inaccurate, we may recognize too much or too little revenue in a period. While experience has shown that trends in gross margins are not volatile, changes in pricing or cost efficiencies could create significant fluctuations. An increase or decrease of 200 basis points in gross margin estimates would have increased or decreased our contract assets by $3.7 million and $2.9 million, respectively, and decreased or increased our contract liabilities by $6.4 million and $5.8 million, respectively.

Goodwill and Intangible Assets

During the quarter ended June 30, 2025, in connection with our change in organizational structure to enhance clarity in sector performance, accountability, and operating costs, we concluded that we have three reportable segments: A&D, Commercial, and RF&S Components. In prior periods, we had two reportable segments: PCB and RF&S Components. In connection with our assessment of operating segments, we determined that our operating segments were also our reporting units and reallocated our PCB goodwill between A&D and Commercial based on the estimated relative fair values of the reporting units. In connection with the reallocation of goodwill, we performed a quantitative goodwill impairment assessment for these segments and concluded no impairment indicators existed as of June 30, 2025. See Part II, Item 8, Note 4, Segment Information, and Note 6, Goodwill and Definite-lived Intangibles, of the Notes to Consolidated Financial Statements in this Report for further information.

We completed our quantitative goodwill impairment analysis related to our PCB, A&D, and Commercial reporting units by comparing the fair value of each reporting unit with its carrying amount. Based on our analysis, we determined that the fair values of the PCB, A&D, and Commercial reporting units were greater than their respective carrying values. In making this assessment, we rely on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, and business trends. We determined the fair value of the reporting units by using both a DCF and a market approach. Under the market approach, we used revenue and earnings multiples based on comparable industry multiples to estimate the fair value of the reporting unit.

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

We reallocated PCB goodwill to the A&D and Commercial reporting units based on their estimated relative fair values. Estimating the fair value of the reporting unit requires us to make assumptions and estimates in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows, discount rates, or terminal growth rates, which are subject to a high degree of judgment, could produce substantially different estimates of the fair value of the reporting unit.

In the fourth quarter of 2025, we performed our annual goodwill impairment test qualitatively for the A&D, Commercial, and RF&S Components reporting units and concluded that it was more likely than not that there was no impairment to goodwill.

Management will continue to monitor the reporting units for changes in the business environment that could impact recoverability. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. If the economy or business environment falters and we are unable to achieve our assumed revenue growth rates or profit margin percentages, our projections used would need to be remeasured, which could impact the carrying value of our goodwill in one or more of our reporting units.

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

CONSOLIDATED OPERATING RESULTS

We operate on a 52 or 53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Fiscal years 2025, 2024, and 2023 consisted of 52 weeks ended on December 29, 2025, December 30, 2024, and January 1, 2024, respectively. All references to years relate to fiscal years unless otherwise noted.

Selected financial highlights are presented in the table below:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands, except margin rates)
Net sales	$2,906,345	$2,442,753	$2,232,567
Cost of goods sold	2,304,659	1,965,378	1,819,299
Gross profit	601,686	477,375	413,268
Gross margin	20.7%	19.5%	18.5%
Operating expenses:
Selling and marketing	85,460	80,030	76,922
General and administrative	192,149	170,107	149,631
Research and development	28,992	31,845	27,272
Amortization of definite-lived intangibles	27,554	35,550	48,675
Impairment of goodwill	—	32,600	44,100
Restructuring charges	2,847	11,200	24,352
Total operating expenses	337,002	361,332	370,952
Operating income	264,684	116,043	42,316
Operating margin	9.1%	4.8%	1.9%
Total other expense, net	(54,347)	(32,094)	(42,019)
Income tax provision	(32,889)	(27,650)	(19,015)
Net income (loss)	$177,448	$56,299	$(18,718)

Net Sales

Total net sales increased $463.6 million, or 19.0%, to $2,906.3 million for the year ended December 29, 2025 from $2,442.8 million for the year ended December 30, 2024. The primary driver of this increase was strong demand in our aerospace and defense, data center computing, and networking end markets, the latter two being driven by generative AI. In addition, our medical, industrial, and instrumentation end market was stronger as inventories and demand normalized in this end market.

Total net sales increased $210.2 million, or 9.4%, to $2,442.8 million for the year ended December 30, 2024 from $2,232.5 million for the year ended January 1, 2024. The primary driver of this increase was demand growth for generative AI applications in our data center computing end market and strong demand and improved operational execution in our aerospace and defense end market, partially offset by demand weakness due to customers' inventory correction in our automotive, medical, industrial, and instrumentation, and networking end markets. We also sold our Shanghai Backplane Assembly entity in the first quarter of 2023, which had the effect of reducing net sales in 2024 by $8.4 million.

Gross Profit and Margin Rate

Gross profit increased $124.3 million to $601.7 million for the year ended December 29, 2025, from $477.4 million for the year ended December 30, 2024. Gross margin rate increased to 20.7% for the year ended December 29, 2025, from 19.5% for the year ended December 30, 2024. These increases were primarily due to higher sales volume, improved operational execution, favorable product mix, and increased volume of PCB shipments, partially offset by continued ramp-up costs in connection with our fabrication plant in Penang, Malaysia.

Gross profit increased $64.1 million to $477.4 million for the year ended December 30, 2024, from $413.3 million for the year ended January 1, 2024. Gross margin rate increased to 19.5% for the year ended December 30, 2024, from 18.5% for the year ended January 1, 2024. These increases were primarily due to higher sales volume and improved operational execution, partially offset by higher employee costs and continued ramp-up costs in connection with our fabrication plant in Penang, Malaysia.

Operating Expenses

Operating expenses decreased $24.3 million to $337.0 million for the year ended December 29, 2025, from $361.3 million for the year ended December 30, 2024, primarily due to the absence of a $32.6 million impairment of goodwill, decreases in restructuring charges and amortization of definite-lived intangibles, and the absence of a $6.1 million write down of our Hong Kong building that occurred during the year ended December 30, 2024, partially offset by higher stock-based compensation and incentive compensation expense as well as the absence of $14.4 million of gains on the sale of assets primarily related to the sale of two buildings vacated with the closure of our Anaheim and Santa Clara plants that occurred during the year ended December 30, 2024.

Operating expenses decreased $9.6 million to $361.3 million for the year ended December 30, 2024, from $371.0 million for the year ended January 1, 2024, primarily due to decreases in restructuring charges, amortization of definite-lived intangibles, and impairment of goodwill, partially offset by higher labor costs, consulting and other professional services expenses, stock-based compensation, bad debt, and incentive compensation. In addition, $14.4 million of gains on the sale of assets primarily related to the sale of two buildings vacated with the closure of our Anaheim and Santa Clara plants were partially offset by the write down of our Hong Kong building of $6.1 million that occurred during the year ended December 30, 2024.

Total Other Expense, Net

Total other expense, net increased $22.3 million to $54.3 million for the year ended December 29, 2025 from $32.1 million for the year ended December 30, 2024, primarily due to a foreign exchange loss of $20.4 million during the year ended December 29, 2025 compared to a foreign exchange gain of $1.2 million during the year ended December 30, 2024. We utilize the RMB and MYR at our China and Malaysia facilities, respectively, for employee‑related and other costs of running our operations in foreign countries. There was an unrealized loss from foreign exchange of $14.6 million during the year ended December 29, 2025, compared to an unrealized gain from foreign exchange of $1.0 million during the year ended December 30, 2024. The unrealized loss was related to the translation of our China and Malaysia balance sheets from their local currencies into the U.S. dollar functional currency, resulting from strengthening RMB and MYR during the year ended December 29, 2025 as compared to the year ended December 30, 2024.

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

Income Taxes

Income tax expense increased $5.2 million to $32.9 million for the year ended December 29, 2025 from $27.7 million for the year ended December 30, 2024, primarily due to an increase in income before income taxes for the year ended December 29, 2025 and income tax accruals for assessments and uncertain tax positions in various jurisdictions, partially offset by the OBBBA tax impact, as discussed below, and an income tax benefit from the deduction of stock‑based compensation.

Income tax expense increased $8.6 million to $27.7 million for the year ended December 30, 2024 from $19.0 million for the year ended January 1, 2024, primarily due to an increase in income before income taxes.

On July 4, 2025, the OBBBA was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The OBBBA includes provisions such as the permanent extension of certain provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025 and modifications to the international tax framework. Topic 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Accordingly, our tax provisions for the year ended December 29, 2025 incorporated the estimated effects of the tax law changes including the accelerated depreciation of qualified property and the immediate expensing of U.S. research and development expenditure paid or incurred for tax years beginning after December 31, 2024. We recorded a $6.0 million benefit from the decrease in the U.S. valuation allowance resulting from the OBBBA impact to our deferred tax assets.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us as well as changes in valuation allowances and certain non-deductible items.

SEGMENT OPERATING RESULTS

Basis of Presentation

During the quarter ended June 30, 2025, in connection with our change in organizational structure to enhance clarity in sector performance, accountability, and operating costs, our management finalized its assessment of our operating segments and concluded that we have three reportable segments: A&D, Commercial, and RF&S Components. As a result, certain prior period amounts have been reclassified to conform with this new presentation. See Part II, Item 8, Note 4, Segment Information, of the Notes to Consolidated Financial Statements in this Report for further information.

Selected segment financial highlights, with reconciliations to operating income, are presented in the table below:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands, except margin rates)
Segment sales:
A&D	$1,292,523	$1,139,955	$1,045,983
Commercial	1,585,701	1,275,701	1,164,672
RF&S Components	40,014	37,317	38,619
Total	$2,918,238	$2,452,973	$2,249,274
Segment operating income:
A&D	$183,813	$141,800	$95,021
Commercial	238,781	179,782	171,379
RF&S Components	11,253	8,666	10,955
Total	433,847	330,248	277,355
Segment operating margin rate:
A&D	14.2%	12.4%	9.1%
Commercial	15.1%	14.1%	14.7%
RF&S Components	28.1%	23.2%	28.4%
Total	14.9%	13.5%	12.3%
Unallocated amounts:
Restructuring	(2,847)	(11,200)	(24,352)
Impairment of goodwill	—	(32,600)	(44,100)
Gain on sale of property, plant, and equipment	—	15,669	195
Acquisition-related and other charges	(15)	(14,524)	(4,529)
Stock-based compensation	(41,668)	(29,780)	(22,887)
Other corporate expenses	(87,736)	(96,878)	(77,790)
Amortization of definite-lived intangibles (1)	(36,897)	(44,892)	(61,576)
Operating income	$264,684	$116,043	$42,316

(1)
Amortization of definite-lived intangibles relates to the A&D, Commercial, and RF&S Components reportable segments, but is not reviewed separately by the CODM. For the years ended December 29, 2025, December 30, 2024, and January 1, 2024, amortization expense of $9,343, $9,342, and $12,292, respectively, is included in cost of goods sold for the A&D reportable segment. For the year ended January 1, 2024, amortization expense of $609 is included in cost of goods sold for the RF&S Components reportable segment.

Segment operating income, as reconciled in Part II, Item 8, Note 4, Segment Information, of the Notes to Consolidated Financial Statements in this Report, and segment operating margin rate (segment operating income divided by segment sales) are presented in conformity with Accounting Standards Codification (ASC) Topic 280, Segment Reporting. These measures are reported to the CODM, who is the President and Chief Executive Officer, for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non‑GAAP financial measures under the SEC's Regulation G and Item 10(e) of Regulation S-K.

A&D

Segment Sales

Segment sales for the A&D reportable segment increased $152.6 million, or 13.4%, to $1,292.5 million for the year ended December 29, 2025, from $1,140.0 million for the year ended December 30, 2024. The primary drivers of this increase were improved spending in previous defense budgets, our strong strategic program alignment, and key bookings for ongoing franchise programs, including restricted programs. These increases were driven by increased sales related to missiles and munitions as well as strong demand in our mission systems and specialty assembly businesses.

Segment sales for the A&D reportable segment increased $94.0 million, or 9.0%, to $1,140.0 million for the year ended December 30, 2024, from $1,046.0 million for the year ended January 1, 2024. The primary driver of this increase was strong demand in our radar and missile systems.

Segment Operating Income and Margin Rate

Segment operating income for the A&D reportable segment increased $42.0 million to $183.8 million for the year ended December 29, 2025, from $141.8 million for the year ended December 30, 2024. Segment operating margin rate for the A&D reportable segment increased to 14.2% for the year ended December 29, 2025, from 12.4% for the year ended December 30, 2024. The primary drivers of these increases were higher sales volume, as discussed above, favorable product mix, and improved operational execution.

Segment operating income for the A&D reportable segment increased $46.8 million to $141.8 million for the year ended December 30, 2024, from $95.0 million for the year ended January 1, 2024. Segment operating margin rate for the A&D reportable segment increased to 12.4% for the year ended December 30, 2024, from 9.1% for the year ended January 1, 2024. The primary drivers of these increases were higher sales volume, as discussed above, and improved operational execution.

Commercial

Segment Sales

Segment sales for the Commercial reportable segment increased $310.0 million, or 24.3%, to $1,585.7 million for the year ended December 29, 2025, from $1,275.7 million for the year ended December 30, 2024. The primary driver of this increase was strong demand in our data center computing and networking end markets driven by generative AI, and the recovery in medical, industrial, and instrumentation market.

Segment sales for the Commercial reportable segment increased $111.0 million, or 9.5%, to $1,275.7 million for the year ended December 30, 2024, from $1,164.7 million for the year ended January 1, 2024. The primary driver of this increase was demand growth for generative AI applications in our data center computing end market, partially offset by demand weakness due to customers' inventory correction in our automotive, medical, industrial, and instrumentation, and networking end markets. We also sold our Shanghai Backplane Assembly entity in the first quarter of 2023, which had the effect of reducing Commercial reportable segment net sales in 2024 by $8.4 million.

Segment Operating Income and Margin Rate

Segment operating income for the Commercial reportable segment increased $59.0 million to $238.8 million for the year ended December 29, 2025, from $179.8 million for the year ended December 30, 2024. Segment operating margin rate for the Commercial reportable segment increased to 15.1% for the year ended December 29, 2025, from 14.1% for the year ended December 30, 2024. The primary driver of these increases in segment operating income was higher sales volume, as discussed above, partially offset by increased ramp-up costs in connection with our fabrication plant in Penang, Malaysia.

Segment operating income for the Commercial reportable segment increased $8.4 million to $179.8 million for the year ended December 30, 2024, from $171.4 million for the year ended January 1, 2024. Segment operating margin rate for the Commercial reportable segment decreased to 14.1% for the year ended December 30, 2024, from 14.7% for the year ended January 1, 2024. The primary driver of the increase in segment operating income was higher sales volume, as discussed above, while the segment operating margin rate decreased due to continued ramp-up costs in connection with our fabrication plant in Penang, Malaysia.

RF&S Components

Segment Sales

Segment sales for the RF&S Components reportable segment increased $2.7 million, or 7.2%, to $40.0 million for the year ended December 29, 2025, from $37.3 million for the year ended December 30, 2024. The primary driver of this increase was stronger new business development across the networking and medical, industrial, and instrumentation end markets.

Segment sales for the RF&S Components reportable segment decreased $1.3 million, or 3.4%, to $37.3 million for the year ended December 30, 2024, from $38.6 million for the year ended January 1, 2024. The primary driver of this decrease was lower demand in our networking end market.

Segment Operating Income and Margin Rate

Segment operating income for the RF&S Components reportable segment increased $2.6 million to $11.3 million for the year ended December 29, 2025, from $8.7 million for the year ended December 30, 2024. Segment operating margin rate for the RF&S Components reportable segment increased to 28.1% for the year ended December 29, 2025, from 23.2% for the year ended December 30, 2024. The primary drivers of these increases were higher sales volume as discussed above, and improved operational execution.

Segment operating income for the RF&S Components reportable segment decreased $2.3 million to $8.7 million for the year ended December 30, 2024, from $11.0 million for the year ended January 1, 2024. Segment operating margin rate for the RF&S Components reportable segment decreased to 23.2% for the December 30, 2024, from 28.4% for the year ended January 1, 2024. The primary driver of these decreases was lower sales volume, as discussed above.

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

Cash flow provided by operating activities during the year ended December 29, 2025 was $291.9 million as compared to $236.9 million in the same period in 2024. The increase in cash flow was primarily due to the $121.1 million increase in net income, partially offset by an increase in working capital.

Net cash used in investing activities was $273.9 million for the year ended December 29, 2025, primarily reflecting the use of $292.6 million for purchases of property, plant, and equipment and other assets, partially offset by the receipt of $17.8 million of proceeds from capital-related government incentives. Net cash used in investing activities was $146.2 million for the year ended December 30, 2024, primarily reflecting the use of $185.7 million for purchases of property, plant, and equipment and other assets. This was partially offset by the receipt of $32.9 million of proceeds from the sale of property, plant, and equipment and other assets primarily related to the sale of two buildings vacated with the closure of our Anaheim and Santa Clara plants and $6.7 million of proceeds from the sale of property associated with our Shanghai E‑MS subsidiary.

Net cash used in financing activities was $20.9 million for the year ended December 29, 2025, reflecting the use of $17.9 million for repurchases of our common stock and $3.8 million for the repayment of long-term debt borrowings, partially offset by the receipt of $1.5 million of customer deposits. Net cash used in financing activities was $36.8 million for the year ended December 30, 2024, reflecting the use of $34.5 million for repurchases of our common stock, $9.6 million for the repayment of long-term debt borrowings, and $1.2 million for payment of debt issuance costs, partially offset by $8.4 million of proceeds from long-term debt borrowings primarily related to the refinancing of our Term Loan Facility.

As of December 29, 2025, we had cash and cash equivalents of approximately $501.2 million, of which approximately $191.9 million was held by our foreign subsidiaries, primarily in China, and $195.8 million of available borrowing capacity under our revolving credit facilities. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax expenses not previously accrued for the repatriation of this cash.

Our total 2026 capital expenditures are expected to be in the range of $240.0 million to $260.0 million.

Share Repurchases

On May 8, 2025, our Board of Directors authorized the 2025 Repurchase Program, under which we may repurchase up to $100.0 million in value of our common stock from time to time through May 7, 2027. During the year ended December 29, 2025, under our previous two-year repurchase program that expired on May 3, 2025, we repurchased approximately 0.7 million shares of our common stock for a total cost of $17.9 million (including commissions). As of December 29, 2025, we have not repurchased any shares of our common stock under the 2025 Repurchase Program, and the remaining amount in value available to be repurchased thereunder was $100.0 million.

Long-term Debt and Letters of Credit

As of December 29, 2025, we had $916.2 million of outstanding debt, net of discount and debt issuance costs, composed of $497.4 million of Senior Notes due 2029, $336.8 million under the Term Loan Facility, $80.0 million under the Asia ABL, and $2.0 million of other loans.

Pursuant to the terms of the Senior Notes due 2029 and Term Loan Facility, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments. Under the ABL Revolving Loans, we are also subject to various financial covenants, including leverage and fixed charge coverage ratios. As of December 29, 2025, we were in compliance with the covenants under the Senior Notes due 2029, Term Loan Facility, and ABL Revolving Loans.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and cash from the issuance of term and revolving debt will be adequate to meet our currently anticipated capital expenditure, debt service, and working capital needs for the next 12 months. Additional information regarding our indebtedness, including information about the credit available under our debt facilities, interest rates, and other key terms of our outstanding indebtedness, is included in Part II, Item 8, Note 7, Long‑term Debt and Letters of Credit, of the Notes to Consolidated Financial Statements included in this Report.

Supplier Finance Program Obligations

We have agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated balance sheets and amounted to $12.5 million and $17.2 million as of December 29, 2025 and December 30, 2024, respectively.

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases.

A summary of our long-term debt obligations as of December 29, 2025 is included in Part II, Item 8, Note 7, Long‑term Debt and Letters of Credit, of the Notes to Consolidated Financial Statements included in this Report.

Our aggregate interest on debt obligations as of December 29, 2025 amounted to $167.9 million, which are expected to be settled as follows: $44.7 million within 1 year, $85.0 million within 1-3 years, and $38.2 million within 4-5 years. For debt obligations based on variable rates, interest rates used are as of December 29, 2025.

As of December 29, 2025, an immaterial amount of our derivative liabilities is expected to be settled within one year and $0.4 million of our derivative liabilities are expected to be settled within 1-3 years.

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

A summary of our lease obligations as of December 29, 2025 is included in Part II, Item 8, Note 13, Leases, of the Notes to Consolidated Financial Statements included in this Report.

Seasonality

We do not consider any material portion of our business to be seasonal. Various factors, however, can affect the distribution of our sales between accounting periods, including the timing of customer orders, the availability of customer funding, product deliveries, and customer acceptance.

Recently Issued Accounting Standards

For a description of recently adopted and issued accounting standards, including the respective dates of adoption and expected effects on our results of operations and financial condition, see Part II, Item 8, Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business operations, we are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates. We address these risks through controlled risk management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. We do not enter into derivative financial instruments for trading or speculative purposes. As of December 29, 2025, we did not have any material commodity contracts in place and believe our exposure to commodity price risk is not material.

We have not experienced any losses to date on any derivative financial instruments due to counterparty credit risk.

Interest Rate Risks

Our business is exposed to risk resulting from fluctuations in interest rates. Our interest expense is more sensitive to fluctuations in the general level of Term SOFR interest rates than to changes in rates in other markets. Increases in interest rates would increase interest expense relating to our outstanding variable rate borrowings and increase the cost of debt. Fluctuations in interest rates can also lead to significant fluctuations in the fair value of our debt obligations.

In March 2023, we entered into a four-year pay-fixed, receive-floating (1-month CME Term SOFR), interest rate swap arrangement with a notional amount of $250.0 million for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, we pay a fixed rate of 3.49% against a portion of our Term SOFR-based debt and receive floating 1‑month CME Term SOFR during the swap period.

At inception, we designated the interest rate swap as a cash flow hedge and the fair value of the interest rate swap was zero. As of December 29, 2025, the fair value of the interest rate swap was recorded as a liability in the amount of $0.4 million included as a component of other long-term liabilities. As of December 30, 2024, the fair value of the interest rate swap was recorded as an asset in the amount of $3.1 million, of which $1.8 million is included as a component of prepaid expenses and other current assets and $1.3 million is included as a component of deposits and other non-current assets. No ineffectiveness was recognized for the year ended December 29, 2025. During the years ended December 29, 2025 and December 30, 2024, the interest rate swap decreased interest expense by $1.9 million and $4.2 million, respectively. For the year ended December 29, 2025, we received $10.6 million in floating-rate interest at an average rate of 4.24% and paid $8.8 million in fixed-rate interest at 3.49%.

See Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Note 7, Long-term Debt and Letters of Credit, of the Notes to Consolidated Financial Statements included in this Report for further discussion of our financing facilities and capital structure. As of December 29, 2025, approximately 81.4% of our debt was based on fixed rates. Based on our borrowings as of December 29, 2025, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $1.7 million.

Foreign Currency Exchange Rate Risks

In the normal course of business, we are exposed to risks associated with fluctuations in foreign currency exchange rates related to transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of our financial reporting process. Most of our foreign operations have the U.S. Dollar as their functional currency. However, one of our China facilities utilizes the RMB, which results in recognition of translation adjustments included as a component of other comprehensive income (loss). Our foreign exchange exposure results primarily from employee-related and other costs of running our operations in foreign countries, foreign currency denominated purchases, and translation of balance sheet accounts denominated in foreign currencies. We do not engage in hedging to manage this foreign currency risk. However, we may consider the use of derivatives in the future. Our primary foreign exchange exposure is to the RMB and MYR.

Debt Instruments

The fiscal calendar maturities of our debt instruments for the next five years were as follows:

	As of December 29, 2025
	2026	2027	2028	2029	2030	Total	Fair Value	Weighted Average Interest Rate
	(In thousands, except interest rates)
US$ Variable Rate (1)	$3,465	$4,331	$83,465	$2,599	$328,309	$422,169	$425,806	5.79%
US$ Fixed Rate	350	404	363	500,419	445	501,981	490,306	4.01
Total	$3,815	$4,735	$83,828	$503,018	$328,754	$924,150	$916,112

(1)
Interest rate swap effectively fixed $250,000 of variable rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page 48 of this Report, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of December 29, 2025 such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of and with the participation of our CEO and CFO, our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2025 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 29, 2025.

The effectiveness of our internal control over financial reporting as of December 29, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears under the heading “Report of Independent Registered Public Accounting Firm” on page 49 of this Report.

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

Changes in Internal Control over Financial Reporting

We continue to expand our implementation of an ERP on a worldwide basis, which is expected to improve the efficiency of the financial reporting and related transaction processes. We have completed the implementation at certain locations and as a result, we made changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting, including the implementation of additional controls. We are in the process of rolling out the ERP to our remaining locations to standardize the ERP.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 29, 2025, our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below.

Name and Title	Action	Adoption / Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold (3)	Expiration Date
Daniel L. Boehle (Executive Vice President and CFO)	Termination	November 17, 2025	X		Indeterminable (4)	August 31, 2026

Name and Title	Action	Adoption / Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold (3)	Expiration Date
Thomas Clapprood (President, Radar Systems and Sensors Business Unit)	Termination	November 17, 2025	X		Indeterminable (4)	June 30, 2026
Thomas T. Edman (Director)	Termination	November 20, 2025	X		Indeterminable (4)	June 30, 2026
Robert Farrell (President, Communication and Computing Business Unit)	Termination	November 18, 2025	X		Indeterminable (4)	June 30, 2026
Catherine A. Gridley (Executive Vice President and President, Aerospace & Defense Sector)	Termination	November 17, 2025	X		Indeterminable (4)	June 30, 2026
Dale Knecht (Senior Vice President of Global Information Technology)	Termination	November 24, 2025	X		Indeterminable (4)	June 30, 2026
Shawn Powers (Executive Vice President and Chief Human Resources Officer)	Termination	November 24, 2025	X		Indeterminable (4)	June 30, 2026
Shawn Powers (Executive Vice President and Chief Human Resources Officer)	Termination	November 13, 2025	X		Up to 15,000	November 30, 2026
Douglas L. Soder (Executive Vice President and President, Commercial Sector)	Termination	November 13, 2025	X		Up to 25,000	November 30, 2026
Douglas L. Soder (Executive Vice President and President, Commercial Sector)	Termination	November 17, 2025	X		Indeterminable (4)	June 30, 2026
Steven Spoto (President, Integrated Electronics Business Unit)	Termination	November 19, 2025	X		Indeterminable (4)	August 12, 2026
James P. Walsh (Chief Operating Officer)	Termination	November 17, 2025	X		Indeterminable (4)	June 30, 2026
Daniel J. Weber (Executive Vice President, Chief Legal Officer and Secretary)	Termination	November 17, 2025	X		Indeterminable (4)	June 30, 2026

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
(4)
Rule 10b5-1 trading arrangement that was intended to provide for “eligible sell-to-cover transactions” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from vesting of RSUs or PRUs. The number of shares subject to covered RSUs or PRUs that were to be sold to satisfy applicable tax withholding obligations upon vesting were not currently determinable as the number would vary based on the market price of our common stock and the extent to which vesting conditions are satisfied. This sell-to-cover arrangement provided solely for the automatic sale of shares that would otherwise be issuable in respect of a covered RSU or PRU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable withholding obligation.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2026 Annual Meeting of Stockholders or will be included in an amendment to this Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page 48 of this Report.

(b) Exhibits

Exhibit		Filed/Furnished	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated as of April 18, 2022, by and among TTM Technologies, Inc., Griffon Corporation, and Exphonics, Inc.		8-K	000-31285	2.1	June 27, 2022

3.1(a)	Registrant’s Certificate of Incorporation, as amended June 3, 2011		8-K	000-31285	3.1	June 6, 2011

3.1(b)	TTM Technologies, Inc. Amended and Restated Certificate of Incorporation, effective May 8, 2024		8-K	000-31285	3.1	May 10, 2024

3.1(c)	Certificate of Correction of the Amended and Restated Certificate of Incorporation, filed June 10, 2024		8-K/A	000-31285	3.3	June 10, 2024

3.2	TTM Technologies, Inc. Sixth Amended and Restated Bylaws		8-K	000-31285	3.2	May 10, 2024

4.1	Form of Registrant’s common stock certificate		8-K	000-31285	4.1	August 30, 2005

4.2	Description of the Registrant’s Securities		10-K	000-31285	4.2	February 21, 2025

4.3	Indenture dated as of March 10, 2021, by and among the Company, the Guarantors named therein, and Wilmington Trust, National Association, as Trustee		8-K	000-31285	4.1	March 10, 2021

4.4	Form of 4.000% Senior Notes due 2029		8-K	000-31285	4.1 (1)	March 10, 2021

10.1‡	Form of Director and Officer Indemnification Agreement		8-K	000-31285	10.1	December 15, 2014

10.2‡	Executive and Director Deferred Compensation Plan		8-K	000-31285	10.25	September 19, 2011

10.3‡	Form of Executive Change in Control Severance Agreement and schedule of agreements		10-Q	000-31285	10.4	May 5, 2015

10.4‡	TTM Technologies, Inc. 2006 Incentive Compensation Plan		10-K	000-31285	10.6	March 16, 2007

10.5‡	TTM Technologies, Inc. 2014 Incentive Compensation Plan, as amended		8-K	000-31285	10.1	May 18, 2016

10.6‡	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan		10-Q	000-31285	10.1	August 4, 2016

10.7‡	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-U.S. taxpayers) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan		10-Q	000-31285	10.2	May 5, 2015

10.8‡	TTM Technologies, Inc. Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan		10-Q	000-31285	10.2	August 4, 2016

10.9‡	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice (for non-employee directors) pursuant to TTM Technologies, Inc. 2014 Incentive Compensation Plan	10-Q	000-31285	10.1	August 10, 2015

10.10‡	TTM Technologies, Inc. 2023 Incentive Compensation Plan	S-8	333-272490	99.1	June 7, 2023

10.11‡	TTM Technologies, Inc. 2023 Form of Restricted Stock Unit Award Grant Notice and Award Agreement (for U.S. taxpayers) pursuant to TTM Technologies, Inc. 2023 Incentive Compensation Plan	10-Q	000-31285	10.5	August 10, 2023

10.12‡	TTM Technologies, Inc. 2023 Form of Restricted Stock Unit Award Grant Notice and Award Agreement (for non-U.S. taxpayers) pursuant to TTM Technologies, Inc. 2023 Incentive Compensation Plan	10-Q	000-31285	10.6	August 10, 2023

10.13‡	TTM Technologies, Inc. 2023 Form of Performance-Based RSU Grant Notice and Award Agreement pursuant to TTM Technologies, Inc. 2023 Incentive Compensation Plan	10-Q	000-31285	10.7	August 10, 2023

10.14‡	TTM Technologies, Inc. 2024 Form of Restricted Stock Unit Award Grant Notice (for non-employee directors) pursuant to TTM Technologies, Inc. 2023 Incentive Compensation Plan	10-K	000-31285	10.14	February 21, 2025

10.15‡	Letter Agreement, dated as of July 28, 2023, by and between the Company and Daniel L. Boehle	8-K	000-31285	10.1	August 2, 2023

10.16	Amended & Restated Facility Agreement, dated as of June 14, 2023, by and among TTM Technologies China Limited and TTM Technologies Trading (Asia) Company Limited, as borrowers, TTM Technologies (Asia Pacific) Limited and other parties as guarantors, The Hong Kong and Shanghai Banking Corporation Limited and Barclays Bank PLC as original lenders, and The Hong Kong and Shanghai Banking Corporation Limited as arranger, facility agent, security trustee and issuing bank	8-K	000-31285	10.1	June 20, 2023

10.17	First Amendment, dated as of June 10, 2024, to that certain Amended and Restated ABL Credit Agreement, dated as of May 30, 2023, by and among TTM Technologies, Inc., as Borrower, the several Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, Bank of America, N.A. and Truist Securities, Inc. as Syndication Agents, and HSBC Securities (USA) Inc., as Documentation Agent	10-Q	000-31285	10.1	August 6, 2024

10.18	First Amendment, dated as of August 1, 2024, to that certain Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023, by and among TTM Technologies, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto	10-Q	000-31285	10.2	August 6, 2024

10.19‡	Letter Agreement, dated as of August 14, 2025, by and between the Company and Edwin Roks		8-K	000-31285	10.1	August 14, 2025

10.20‡	Form of First Amendment to Performance-Based RSU Grant Notice Award Agreement by and between TTM Technologies, Inc. and Thomas Edman		8-K	000-31285	10.2	August 14, 2025

19	TTM Technologies, Inc. Insider Trading Policy		10-K	000-31285	19	February 21, 2025

21.1	Subsidiaries of the Registrant	X

23.1	Consent of KPMG LLP, independent registered public accounting firm	X

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	TTM Technologies, Inc. Executive Compensation Recoupment Policy		10-K	000-31285	97	February 27, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

TTM TECHNOLOGIES, INC.

By:	/s/ Edwin Roks
Edwin Roks President and Chief Executive Officer

Date: February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edwin Roks Edwin Roks	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 13, 2026

/s/ Daniel L. Boehle Daniel L. Boehle	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2026

/s/ Rex D. Geveden Rex D. Geveden	Chairman of the Board	February 13, 2026

/s/ Wajid Ali Wajid Ali	Director	February 13, 2026

/s/ Thomas T. Edman	Director	February 13, 2026
Thomas T. Edman

/s/ Julie S. England Julie S. England	Director	February 13, 2026

/s/ Philip G. Franklin Philip G. Franklin	Director	February 13, 2026

/s/ Pamela B. Jackson Pamela B. Jackson	Director	February 13, 2026

/s/ Chantel E. Lenard Chantel E. Lenard	Director	February 13, 2026

/s/ John G. Mayer John G. Mayer	Director	February 13, 2026

TTM TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TTM Technologies, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TTM Technologies, Inc. and subsidiaries (the Company) as of December 29, 2025 and December 30, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 29, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2025 and December 30, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of the sufficiency of audit evidence over net sales

As discussed in Note 1 to the consolidated financial statements, the Company recorded approximately $2,906,345 thousand of net sales during the year ended December 29, 2025. Net sales are recognized primarily from the sale of printed circuit boards, engineered systems using customer-supplied engineering and design plans as well as long-term contracts related to the design and manufacture of highly sophisticated intelligence, surveillance and communications solutions, radio frequency and microwave/microelectronics components, assemblies, and subsystems.

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

Irvine, California

February 13, 2026

TTM TECHNOLOGIES, INC.

Consolidated Balance Sheets

	As of
	December 29, 2025	December 30, 2024
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$501,234	$503,932
Accounts receivable, net	563,741	448,611
Contract assets	468,006	381,382
Inventories	250,057	224,985
Prepaid expenses and other current assets	72,368	47,834
Total current assets	1,855,406	1,606,744
Property, plant, and equipment, net	1,010,710	869,957
Operating lease right-of-use assets	80,914	78,252
Goodwill	670,135	670,135
Definite-lived intangibles, net	154,922	191,819
Deposits and other non-current assets	68,244	55,587
Total assets	$3,840,331	$3,472,494

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$3,815	$3,795
Accounts payable	543,538	406,221
Contract liabilities	175,627	170,915
Accrued salaries, wages, and benefits	132,967	108,149
Other current liabilities	106,250	119,974
Total current liabilities	962,197	809,054
Long-term debt, net of discount and issuance costs	912,336	914,359
Operating lease liabilities	87,524	77,509
Other long-term liabilities	116,021	107,748
Total long-term liabilities	1,115,881	1,099,616
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 115,197 and 113,161 shares issued as of December 29, 2025 and December 30, 2024, respectively; 103,379 and 101,997 shares outstanding as of December 29, 2025 and December 30, 2024, respectively	115	113
Treasury stock – common stock at cost; 11,818 and 11,164 shares as of December 29, 2025 and December 30, 2024, respectively	(174,744)	(157,570)
Additional paid-in capital	951,942	910,741
Retained earnings	1,015,870	838,422
Accumulated other comprehensive loss	(30,930)	(27,882)
Total stockholders’ equity	1,762,253	1,563,824
Total liabilities and stockholders' equity	$3,840,331	$3,472,494

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands, except per share data)
Net sales	$2,906,345	$2,442,753	$2,232,567
Cost of goods sold	2,304,659	1,965,378	1,819,299
Gross profit	601,686	477,375	413,268
Operating expenses:
Selling and marketing	85,460	80,030	76,922
General and administrative	192,149	170,107	149,631
Research and development	28,992	31,845	27,272
Amortization of definite-lived intangibles	27,554	35,550	48,675
Impairment of goodwill	—	32,600	44,100
Restructuring charges	2,847	11,200	24,352
Total operating expenses	337,002	361,332	370,952
Operating income	264,684	116,043	42,316
Other (expense) income:
Interest expense	(45,334)	(47,515)	(48,124)
Loss on extinguishment of debt	—	—	(1,154)
Gain on sale of subsidiary	—	—	1,270
Other, net	(9,013)	15,421	5,989
Total other expense, net	(54,347)	(32,094)	(42,019)
Income before income taxes	210,337	83,949	297
Income tax provision	(32,889)	(27,650)	(19,015)
Net income (loss)	$177,448	$56,299	$(18,718)

Earnings (loss) per share:
Basic earnings (loss) per share	$1.73	$0.55	$(0.18)
Diluted earnings (loss) per share	1.68	0.54	(0.18)

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
Net income (loss)	$177,448	$56,299	$(18,718)
Other comprehensive (loss) income, net of tax:
Pension obligation adjustments, net	(721)	1,082	1,251
Foreign currency translation adjustments, net	383	(897)	(249)
Derecognition of foreign currency translation adjustments due to sale of subsidiary	—	—	(6,627)
Net unrealized (loss) gain on cash flow hedges:
Unrealized (loss) gain on effective cash flow hedges during the period, net	(1,592)	4,147	4,061
Amounts realized in the statement of operations, net	(1,118)	(3,147)	(2,713)
Net	(2,710)	1,000	1,348
Other comprehensive (loss) income, net of tax	(3,048)	1,185	(4,277)
Comprehensive income (loss), net of tax	$174,400	$57,484	$(22,995)

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(In thousands)
Balance, January 2, 2023	109,598	$110	(7,370)	$(98,659)	$858,077	$800,841	$(24,790)	$1,535,579
Net loss	—	—	—	—	—	(18,718)	—	(18,718)
Other comprehensive loss	—	—	—	—	—	—	(4,277)	(4,277)
Issuance of common stock for performance-based restricted stock units	337	—	—	—	—	—	—	—
Issuance of common stock for restricted stock units	1,347	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(1,804)	(24,432)	—	—	—	(24,432)
Stock-based compensation	—	—	—	—	22,887	—	—	22,887
Balance, January 1, 2024	111,282	$111	(9,174)	$(123,091)	$880,963	$782,123	$(29,067)	$1,511,039
Net income	—	—	—	—	—	56,299	—	56,299
Other comprehensive income	—	—	—	—	—	—	1,185	1,185
Issuance of common stock for performance-based restricted stock units	227	1	—	—	(1)	—	—	—
Issuance of common stock for restricted stock units	1,652	1	—	—	(1)	—	—	—
Repurchases of common stock	—	—	(1,990)	(34,479)	—	—	—	(34,479)
Stock-based compensation	—	—	—	—	29,780	—	—	29,780
Balance, December 30, 2024	113,161	$113	(11,164)	$(157,570)	$910,741	$838,422	$(27,882)	$1,563,824
Net income	—	—	—	—	—	177,448	—	177,448
Other comprehensive loss	—	—	—	—	—	—	(3,048)	(3,048)
Exercise of stock options	—	—	20	300	(64)	—	—	236
Issuance of common stock for performance-based restricted stock units	305	—	—	—	—	—	—	—
Issuance of stock for restricted stock units	1,731	2	26	401	(403)	—	—	—
Repurchases of common stock	—	—	(700)	(17,875)	—	—	—	(17,875)
Stock-based compensation	—	—	—	—	41,668	—	—	41,668
Balance, December 29, 2025	115,197	$115	(11,818)	$(174,744)	$951,942	$1,015,870	$(30,930)	$1,762,253

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$177,448	$56,299	$(18,718)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant, and equipment	110,274	105,233	99,155
Amortization of definite-lived intangible assets	36,897	44,892	61,576
Amortization of debt discount and issuance costs	2,157	2,042	2,205
Loss on extinguishment of debt	—	—	1,154
Deferred income taxes	3,349	(1,722)	(11,347)
Stock-based compensation	41,668	29,780	22,887
Impairment of goodwill	—	32,600	44,100
Gain on sale of subsidiary	—	—	(1,270)
Other	5,376	(1,899)	(516)
Changes in operating assets and liabilities:
Accounts receivable, net	(115,130)	(35,054)	49,936
Contract assets	(86,624)	(89,332)	42,589
Inventories	(25,072)	(11,910)	(45,392)
Prepaid expenses and other assets	(22,489)	(2,688)	(6,034)
Accounts payable	138,971	49,719	(34,582)
Contract liabilities	4,712	44,407	22,527
Accrued salaries, wages, and benefits	24,038	9,588	(16,447)
Other liabilities	(3,693)	4,939	(24,539)
Net cash provided by operating activities	291,882	236,894	187,284
Cash flows from investing activities:
Purchases of property, plant, and equipment and other assets	(292,565)	(185,739)	(160,242)
Proceeds from capital-related government incentives	17,844	—	—
Proceeds from sale of property, plant, and equipment and other assets	781	32,868	505
Proceeds from sale of SH E-MS property	—	6,737	61,769
Proceeds from sale of subsidiary, net of cash disposed	—	—	6,039
Other	—	(76)	(101)
Net cash used in investing activities	(273,940)	(146,210)	(92,030)
Cash flows from financing activities:
Repurchases of common stock	(17,875)	(34,479)	(24,432)
Repayment of long-term debt borrowings	(3,795)	(9,596)	(291,572)
Customer deposits	1,500	—	—
Proceeds from exercise of stock options	236	—	—
Proceeds from long-term debt borrowings	—	8,416	234,818
Payment of debt issuance costs	—	(1,162)	(5,487)
Proceeds from borrowings of revolving loan	—	—	50,000
Refund of customer deposits	—	—	(7,500)
Payment of original issue discount	—	—	(3,500)
Other	(987)	—	—
Net cash used in financing activities	(20,921)	(36,821)	(47,673)
Effect of foreign currency exchange rates on cash and cash equivalents	281	(139)	(122)
Net (decrease) increase in cash and cash equivalents	(2,698)	53,724	47,459
Cash and cash equivalents at beginning of period	503,932	450,208	402,749
Cash and cash equivalents at end of period	$501,234	$503,932	$450,208
Supplemental cash flow information:
Cash paid, net for interest	$46,197	$48,988	$47,884
Cash paid, net for income taxes	37,437	18,766	53,751
Supplemental disclosure of non-cash investing and financing activities:
Property, plant, and equipment recorded in accounts payable and other current liabilities	$62,842	$77,403	$117,299
Cashless rollover of debt	—	340,395	115,182

See accompanying notes to consolidated financial statements.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

(1)
Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

TTM is a leading global manufacturer of technology products, including mission systems, RF components, RF microwave/microelectronic assemblies, and technologically advanced interconnect products, including PCBs and substrates. The Company provides time-to-market and volume production of advanced technology products and offers a one-stop design, engineering, and manufacturing solution to customers. This solution allows the Company to align technology development with the diverse needs of the Company’s customers and to enable them to reduce the time required to develop new products and bring them to market.

The Company serves a diversified customer base in various markets throughout the world, including aerospace and defense, data center computing, automotive, medical, industrial, and instrumentation, and networking. The Company’s customers include OEMs, EMS providers, ODMs, distributors, and government agencies (both domestic and allied foreign governments).

The Company operates on a 52 or 53 week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Fiscal years 2025, 2024, and 2023 consisted of 52 weeks ended on December 29, 2025, December 30, 2024, and January 1, 2024, respectively. All references to years relate to fiscal years unless otherwise noted.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment. Due, in part, to the conflict between Russia and Ukraine as well as other global regions and the imposition of, or changes to, tariffs by the United States as well as retaliatory tariffs or measures by other countries, the global economy and financial markets have been volatile in recent years. As such, the Company has considered information available to it as of the date of issuance of these financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. The actual results the Company experienced may differ materially and adversely from its estimates. To the extent there are material differences between the estimates and actual results, the Company’s future result of operations will be affected.

Principles of Consolidation

The consolidated financial statements include the accounts of TTM and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions

The functional currency of one of the Company’s subsidiaries is the RMB. Accordingly, assets and liabilities are translated into U.S. dollars using period-end exchange rates. Sales and expenses are translated at the average exchange rates in effect during the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive loss in the consolidated statement of stockholders’ equity and the consolidated statement of comprehensive income (loss). Net gains and losses resulting from foreign currency remeasurements and transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $20,426 loss, $1,218 gain, and $4,059 loss for the years ended December 29, 2025, December 30, 2024, and January 1, 2024, respectively.

Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities to the Company of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reflected at estimated net realizable value, do not bear interest and do not generally require collateral. The Company performs credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The Company maintains an allowance for doubtful accounts based upon a variety of factors. The Company considers both current and forecasted future economic conditions in determining the adequacy of its allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1,573 and $3,248 as of December 29, 2025 and December 30, 2024, respectively.

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

Upon retirement or other disposition of property, plant, and equipment, the cost and related accumulated depreciation are removed from the accounts. The resulting gain or loss is included in the determination of operating income in the period incurred. Depreciation expense on property, plant, and equipment was $110,274, $105,233, and $99,155 for the years ended December 29, 2025, December 30, 2024, and January 1, 2024, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is amortized over the average useful lives of such assets, which primarily consist of buildings and machinery and equipment. The Company capitalized interest costs of $3,828, $4,006, and $2,272 during the years ended December 29, 2025, December 30, 2024, and January 1, 2024, respectively, in connection with various capital projects.

Major renewals and betterments are capitalized and depreciated over their estimated useful lives while minor expenditures for maintenance and repairs are included in operating income as incurred.

Goodwill

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is assessed for impairment, at a reporting unit level, annually and when events and circumstances warrant an evaluation. Goodwill is allocated to reporting units, which are operating segments or one level below the Company’s operating segments (the component level). Reporting units are determined by the discrete financial information available for the component and whether it is regularly reviewed by segment management. Components are aggregated into a single reporting unit if they share similar economic characteristics. The Company evaluates its goodwill on an annual basis in the fourth quarter or more frequently if it believes indicators of impairment exist. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount or performs a quantitative impairment test. When tested quantitatively, the Company compares the fair value of the applicable reporting unit with its carrying value. In making this assessment, management relies on a number of factors, including expected future operating results, business plans, economic projections, anticipated future cash flows, business trends and declines in the Company’s market capitalization. The Company estimates the fair values of its reporting units using a combination of the DCF and market approaches. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount by which the carrying value exceeds the fair value is recognized as an impairment loss. See Note 6, Goodwill and Definite-lived Intangibles, for further details.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and lease liabilities are included in other current liabilities and operating lease liabilities on the consolidated balance sheets. Finance lease ROU assets are included in property, plant, and equipment, net and lease liabilities are included in other current liabilities and other long-term liabilities on the consolidated balance sheets.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
Balance at beginning of year	$10,777	$12,301	$12,319
Addition charged as a reduction of sales	4,831	2,787	4,692
Deductions	(3,238)	(4,281)	(4,719)
Effect of foreign currency exchange rates	22	(30)	9
Balance at end of year	$12,392	$10,777	$12,301

Contract Balances

Accounts receivable represents the Company’s unconditional right to receive consideration from its customer. Payments are generally due within 90 days or less of invoicing and do not include a significant financing component. To date, there have been no material credit losses on accounts receivable.

A contract asset is recognized when the Company has recognized revenue, but has not issued an invoice for payment. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. Contract assets represent unbilled amounts for work performed to date and are transferred to receivables when the entitlement to payment becomes unconditional.

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

Value-added and sales taxes are collected from customers and remitted, in a timely manner, to the appropriate governmental tax authority on behalf of the customer. Such taxes are excluded from reported revenues and costs of goods sold presented in the consolidated statements of operations and comprehensive income (loss).

Stock-Based Compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for its incentive compensation plan awards. The incentive compensation plan awards include PRUs, RSUs, and stock options. The associated compensation expense for all awards is based on the grant date fair value of the awards. For PRUs, compensation expense also includes management’s periodic assessment of annual financial performance goals to be achieved. Compensation expense for the incentive compensation plan awards is recognized on a straight-line basis over the vesting period of the awards. The fair value of PRUs is estimated on the grant date using a Monte Carlo simulation model based on the underlying common stock closing price as of the date

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

of grant, stock price volatility, and risk-free interest rates. The fair value of RSUs is measured on the grant date based on the quoted closing market price of the Company’s common stock.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Government Incentives

Government incentives are recorded in the Company’s consolidated financial statements in accordance with their purpose as a reduction of expense or an offset to the related capital asset. The benefit is generally recognized when all conditions attached to the incentive have been met or are expected to be met and there is reasonable assurance of their receipt. The Company records operating grants as a reduction to expense in the same line item on the consolidated statements of operations as the expenditure for which the grant is intended to compensate. The Company records capital-related incentives as a reduction to property, plant, and equipment, net on the consolidated balance sheets and recognizes a reduction to depreciation expense over the useful life of the related acquired asset.

The Company expects to receive cash and credits in connection with capital expenditure expansion projects and process and product qualifications under the Defense Industrial Base Consortium (DIBC) base agreement. The duration of the grant agreement is three years. During the year ended December 29, 2025, the Company received government assistance of $20,396 in cash, of which $17,844 resulted from investment of manufacturing equipment and was recorded as a reduction to property, plant, and equipment, net on the consolidated balance sheets.

Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 29, 2025. See Note 8, Income Taxes, for further information.

Recently Issued Accounting Standards Not Yet Adopted

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, to provide guidance on how business entities should recognize, measure, and present government grants received. The ASU is effective for annual periods beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted. The guidance may be applied on a modified prospective basis, a modified retrospective basis, or a retrospective basis. The Company is currently evaluating the timing of the adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The guidance may be applied on a prospective basis, a modified basis, or a retrospective basis. The Company is currently evaluating the timing of the adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(2)
Revenues

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of December 29, 2025 and December 30, 2024 were $33,163 and $36,976, respectively.

As of December 29, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for long‑term contracts was $415,062. The Company expects to recognize revenue on approximately 62% of the remaining performance obligations for the Company’s long-term contracts over the next 12 months with the remaining amount expected to be recognized thereafter. The remaining performance obligations for the Company’s short‑term contracts are expected to be recognized within one year, and the Company is applying the optional exemption to not disclose the amount of transaction price allocated to the remaining performance obligations for contracts with an expected duration of one year or less.

Contract Balances

As of December 29, 2025, total contract assets were $472,255, of which $468,006 are expected to be collected within one year and recorded as contract assets and $4,249 are expected to be collected after one year and included as a component of deposits and other non-current assets on the consolidated balance sheets. As of December 30, 2024, total contract assets were $386,817, of which $381,382 were expected to be collected within one year and recorded as contract assets and $5,435 were expected to be collected after one year and included as a component of deposits and other non-current assets on the consolidated balance sheets. The increase in total contract assets in 2025 is primarily due to recognition of revenues for which invoicing had not yet occurred. In 2025, there were no material impairment losses on contract assets.

Contract liabilities were $175,627 and $170,915 as of December 29, 2025 and December 30, 2024, respectively, and represent customer advances for work yet to be performed. The contract liabilities increased by $4,712 due to timing of customer billings and/or payments. Revenue recognized for the year ended December 29, 2025 from amounts recorded as contract liabilities as of December 30, 2024 was $106,638.

Disaggregated Revenue

Revenue from products and services transferred to customers over time and at a point in time accounted for 96% and 4%, respectively, of the Company’s revenue in 2025, 2024, and 2023.

Disaggregated revenue by principal end markets within reportable segments was as follows:

	For the Year Ended December 29, 2025
	A&D	Commercial	RF&S Components	Total
	(In thousands)
End Markets (1):
Aerospace and Defense	$1,281,536	$—	$—	$1,281,536
Automotive	—	302,194	—	302,194
Data Center Computing	—	682,374	1,019	683,393
Medical/Industrial/Instrumentation	—	405,132	4,329	409,461
Networking	—	195,151	34,610	229,761
Total	$1,281,536	$1,584,851	$39,958	$2,906,345

	For the Year Ended December 30, 2024
	A&D	Commercial	RF&S Components	Total
	(In thousands)
End Markets (1):
Aerospace and Defense	$1,130,781	$—	$—	$1,130,781
Automotive	—	315,125	—	315,125
Data Center Computing	—	500,798	619	501,417
Medical/Industrial/Instrumentation	—	332,346	2,809	335,155
Networking	—	126,565	33,710	160,275
Total	$1,130,781	$1,274,834	$37,138	$2,442,753

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended January 1, 2024
	A&D	Commercial	RF&S Components	Total
	(In thousands)
End Markets (1):
Aerospace and Defense	$1,030,491	$—	$18	$1,030,509
Automotive	—	351,477	—	351,477
Data Center Computing	—	313,378	51	313,429
Medical/Industrial/Instrumentation	—	357,264	3,448	360,712
Networking	—	141,436	35,004	176,440
Total	$1,030,491	$1,163,555	$38,521	$2,232,567

(1)
The end market revenue for the years ended December 30, 2024 and January 1, 2024 has been recast to reflect certain adjustments to allocations resulting from the segment reorganization that occurred during the quarter ended June 30, 2025. The end market revenue excludes intersegment sales totaling $11,893, $10,220, and $16,707 for the years ended December 29, 2025, December 30, 2024, and January 1, 2024, respectively. See Note 4, Segment Information, for further information.
(3)
Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $191,925 and $207,909 as of December 29, 2025 and December 30, 2024, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of December 29, 2025, one customer accounted for 14% of the Company's accounts receivable. There were no customers that accounted for 10% or more of the Company's accounts receivable as of December 30, 2024.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the year ended December 29, 2025, two customers collectively accounted for approximately 23% of the Company's net sales. For the years ended December 30, 2024 and January 1, 2024, one customer accounted for approximately 11% and 13%, respectively, of the Company's net sales.

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

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the CODM, who is the President and Chief Executive Officer, to assess performance and to allocate resources. The CODM uses segment operating income to allocate resources such as employees and capital resources for each segment during the Company’s annual budgeting and forecasting process. Total sales and operating profit by segment include intersegment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. Separate segment asset measures are not used as a basis for the CODM to evaluate the performance of or to allocate resources to the segments.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Reconciliations of net sales and segment operating income were as follows:

	For the Year Ended December 29, 2025
	A&D	Commercial	RF&S Components	Eliminations	Total
	(In thousands, except margin rates)
Net sales	$1,281,536	$1,584,851	$39,958	$—	$2,906,345
Intersegment sales	10,987	850	56	(11,893)	—
Segment sales	$1,292,523	$1,585,701	$40,014	$(11,893)	$2,906,345

	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
A&D	$1,292,523	$(988,792)	$(119,918)	$183,813	14.2%
Commercial	1,585,701	(1,271,779)	(75,141)	238,781	15.1
RF&S Components	40,014	(19,640)	(9,121)	11,253	28.1
Total segment	2,918,238	(2,280,211)	(204,180)	433,847	14.9
Eliminations	(11,893)			—
Unallocated amounts:
Restructuring				(2,847)
Acquisition-related and other charges				(15)
Stock-based compensation				(41,668)
Other corporate expenses				(87,736)
Amortization of definite-lived intangibles				(36,897)
Consolidated	$2,906,345			264,684	9.1%
Interest expense				(45,334)
Other, net				(9,013)
Income before income taxes				$210,337

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended December 30, 2024
	A&D	Commercial	RF&S Components	Eliminations	Total
	(In thousands, except margin rates)
Net sales	$1,130,781	$1,274,834	$37,138	$—	$2,442,753
Intersegment sales	9,174	867	179	(10,220)	—
Segment sales	$1,139,955	$1,275,701	$37,317	$(10,220)	$2,442,753

	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
A&D	$1,139,955	$(883,450)	$(114,705)	$141,800	12.4%
Commercial	1,275,701	(1,029,647)	(66,272)	179,782	14.1
RF&S Components	37,317	(19,139)	(9,512)	8,666	23.2
Total segment	2,452,973	(1,932,236)	(190,489)	330,248	13.5
Eliminations	(10,220)			—
Unallocated amounts:
Restructuring				(11,200)
Impairment of goodwill				(32,600)
Gain on sale of property, plant, and equipment				15,669
Acquisition-related and other charges				(14,524)
Stock-based compensation				(29,780)
Other corporate expenses				(96,878)
Amortization of definite-lived intangibles				(44,892)
Consolidated	$2,442,753			116,043	4.8%
Interest expense				(47,515)
Other, net				15,421
Income before income taxes				$83,949

	For the Year Ended January 1, 2024
	A&D	Commercial	RF&S Components	Eliminations	Total
	(In thousands, except margin rates)
Net sales	$1,030,491	$1,163,555	$38,521	$—	$2,232,567
Intersegment sales	15,492	1,117	98	(16,707)	—
Segment sales	$1,045,983	$1,164,672	$38,619	$(16,707)	$2,232,567

	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
A&D	$1,045,983	$(847,452)	$(103,510)	$95,021	9.1%
Commercial	1,164,672	(930,144)	(63,149)	171,379	14.7
RF&S Components	38,619	(17,540)	(10,124)	10,955	28.4
Total segment	2,249,274	(1,795,136)	(176,783)	277,355	12.3
Eliminations	(16,707)			—
Unallocated amounts:
Restructuring				(24,352)
Impairment of goodwill				(44,100)
Gain on sale of property, plant, and equipment				195
Acquisition-related and other charges				(4,529)
Stock-based compensation				(22,887)
Other corporate expenses				(77,790)
Amortization of definite-lived intangibles				(61,576)
Consolidated	$2,232,567			42,316	1.9%
Interest expense				(48,124)
Loss on extinguishment of debt				(1,154)
Gain on sale of subsidiary				1,270
Other, net				5,989
Income before income taxes				$297

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Amortization of definite-lived intangibles relates to the A&D, Commercial, and RF&S Components reportable segments, but is not reviewed separately by the CODM. For the years ended December 29, 2025, December 30, 2024, and January 1, 2024, amortization expense of $9,343, $9,342, and $12,292, respectively, is included in cost of goods sold for the A&D reportable segment. For the year ended January 1, 2024, amortization expense of $609 is included in cost of goods sold for the RF&S Components reportable segment.

Depreciation expense by reportable segment was as follows:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
A&D	$33,770	$36,998	$42,587
Commercial	68,904	58,234	48,370
RF&S Components	1,765	1,693	1,833
Segment total	104,439	96,925	92,790
Corporate	5,835	8,308	6,365
Total	$110,274	$105,233	$99,155

The Company markets and sells its products in approximately 60 countries. For the years ended December 29, 2025 and January 1, 2024, the Company did not conduct business in any country other than the United States in which its net sales in that country exceeded 10% of the Company’s total net sales. For the year ended December 30, 2024, in addition to the United States, net sales in Taiwan exceeded 10% of the Company’s total net sales. Net sales are attributed to countries by the invoiced location and were as follows:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
United States	$1,554,258	$1,232,288	$1,263,065
Taiwan	256,995	274,345	177,042
Other	1,095,092	936,120	792,460
Total net sales	$2,906,345	$2,442,753	$2,232,567

Long-lived assets include property, plant, and equipment, goodwill, and definite-lived intangibles and were as follows:

	As of
	December 29, 2025	December 30, 2024
	(In thousands)
United States	$876,099	$1,171,611
China	732,843	357,159
Other	226,825	203,141
Total	$1,835,767	$1,731,911

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(5)
Composition of Certain Consolidated Financial Statement Captions

	As of
	December 29, 2025	December 30, 2024
	(In thousands)
Inventories:
Raw materials	$197,531	$178,066
Work-in-process	48,236	45,580
Finished goods	4,290	1,339
Inventories	$250,057	$224,985

Property, plant, and equipment, net:
Land and land use rights	$72,342	$69,788
Buildings and improvements	634,785	515,773
Machinery and equipment	1,187,187	1,116,658
Furniture and fixtures and other	11,642	11,115
Construction-in-progress	101,945	75,502
Property, plant, and equipment, gross	2,007,901	1,788,836
Less: Accumulated depreciation	(997,191)	(918,879)
Property, plant, and equipment, net	$1,010,710	$869,957

Other current liabilities:
Sales return and allowances	$12,392	$10,777
Accrued facility operating costs	10,497	8,925
Operating leases	8,909	7,556
Interest	8,792	9,054
Housing fund	8,783	7,927
Income taxes payable	8,080	15,919
Warranty	7,855	7,685
Accrued professional fees	3,522	3,606
Other	37,420	48,525
Other current liabilities	$106,250	$119,974

Other long-term liabilities:
Deferred income taxes	$46,334	$41,362
Customer deposits	23,465	28,390
Finance leases	15,829	11,985
Other	30,393	26,011
Other long-term liabilities	$116,021	$107,748

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(6)
Goodwill and Definite-lived Intangibles

Goodwill

In connection with the Company’s assessment of its operating segments, effective during the quarter ended June 30, 2025, the Company determined that its operating segments were also its reporting units and reallocated its PCB goodwill between A&D and Commercial based on the estimated relative fair values of the reporting units. In connection with the reallocation of goodwill, management performed a goodwill impairment assessment for each segment and concluded no impairment indicators existed as of June 30, 2025.

Goodwill by reportable segment was as follows:

	A&D	Commercial	RF&S Components	Total
	(In thousands)
As of December 29, 2025 and December 30, 2024
Goodwill	$256,199	$382,636	$177,200	$816,035
Accumulated impairment losses	—	—	(145,900)	(145,900)
Carrying amount	$256,199	$382,636	$31,300	$670,135

In the fourth quarter of 2025, the Company performed its annual goodwill impairment test qualitatively and concluded that it was more likely than not that there was no impairment to goodwill.

Definite-lived Intangibles

The components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
As of December 29, 2025
Customer relationships	$323,500	$(189,264)	$134,236	11.8
Technology	66,650	(45,964)	20,686	8.2
Total	$390,150	$(235,228)	$154,922

As of December 30, 2024
Customer relationships	$323,500	$(161,710)	$161,790	11.8
Technology	66,650	(36,621)	30,029	8.2
Total	$390,150	$(198,331)	$191,819

Amortization expense was $36,897, $44,892, and $61,576 for the years ended December 29, 2025, December 30, 2024, and January 1, 2024, respectively. For the years ended December 29, 2025, December 30, 2024, and January 1, 2024, $9,343, $9,342, and $12,901, respectively, of amortization expense was included in cost of goods sold.

In connection with the finalization of acquired identifiable intangible asset valuation during the second quarter of 2023 related to the Company's acquisition in 2022 of Telephonics, the Company recorded amortization expense of $24,877 related to the acquired identifiable intangible assets during the year ended January 1, 2024. For the year ended January 1, 2024, $8,850 of amortization expense related to the acquired identifiable intangible assets was included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
2026	$36,897
2027	34,543
2028	30,997
2029	22,355
2030	18,178
Thereafter	11,952
Total	$154,922

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(7)
Long-term Debt and Letters of Credit

Long-term debt was as follows:

	As of December 29, 2025		As of December 30, 2024
	Interest Rate	Principal Outstanding	Interest Rate	Principal Outstanding
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due May 2030	5.97	342,169	6.59	345,634
Asia ABL Revolving Loan due June 2028	5.02	80,000	5.64	80,000
Other	5.99	1,981	5.99	2,311
Total debt		924,150		927,945
Less: Unamortized debt issuance costs		(5,617)		(6,951)
Less: Unamortized debt discount		(2,382)		(2,840)
Subtotal		916,151		918,154
Less: Current maturities		(3,815)		(3,795)
Long-term debt, less current maturities		$912,336		$914,359

The fiscal calendar maturities of debt for the next five years are as follows:

(In thousands)
2026	$3,815
2027	4,735
2028	83,828
2029	503,018
2030	328,754
Total	$924,150

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

Term Loan Facility

On August 1, 2024, the Company entered into the Term Loan Facility, by and among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto, pursuant to which the Company closed its $346,500 senior secured term loan that bears interest at a floating rate of 1-month CME SOFR plus an applicable margin of 2.25%. The Term Loan Facility is issued at par and matures on May 30, 2030, and the majority is a cashless rollover from the previous term loan facility. This Term Loan Facility had an outstanding balance of $342,169 as of December 29, 2025, of which $3,465 is included in short-term debt and $338,704 is included in long-term debt. The Term Loan Facility was issued with a 1.0% original issue discount. There is no provision, other than an event of default, for the interest margin to increase. The Company is required to make quarterly principal repayments in an aggregate annual amount equal to 1% of the $346,500 aggregate principal amount of the Term Loan Facility. Such principal repayment is payable quarterly on January 1, April 1, July 1, and October 1 and ending with the last such day to occur prior to May 30, 2030. The remaining principal under the Term Loan Facility is scheduled to mature on May 30, 2030. In addition, the Term Loan Facility permits the Company to add one or more senior secured incremental term loan facilities to the Term Loan Facility subject to the satisfaction of certain conditions.

The obligations under the Term Loan Facility are unconditionally guaranteed by the Guarantors. The Term Loan Facility is secured by (i) a perfected first priority security interest in substantially all of the assets of the Company and the Guarantors (other than the U.S. ABL Priority Collateral), including all of the total outstanding voting capital stock held by the Company and the Guarantors (subject to a limitation of 65% on pledges of such capital stock of certain foreign subsidiaries and domestic holding companies of

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

foreign subsidiaries) and (ii) a perfected second priority interest in all of the U.S. ABL Priority Collateral. The Term Loan Facility is structurally senior to the Company’s Senior Notes due 2029.

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

The U.S. ABL is scheduled to mature on May 30, 2028. The Guarantors have also fully guaranteed the full and timely payment of all obligations in respect of the U.S. ABL. Loans made under the U.S. ABL are secured by U.S. ABL Priority Collateral as well as by a perfected second priority interest in all of the collateral securing the Term Loan Facility.

The Asia ABL is comprised of a revolving credit facility for up to $150,000 and a sublimit for letter of credit for up to $100,000, provided that at no time may amounts outstanding under the agreement exceed in aggregate $150,000 or the applicable borrowing base, which is a percentage of the principal amount of Eligible Accounts, as defined in the Asia ABL agreement. Borrowings under the Asia ABL bear interest at a floating rate of Term SOFR plus 1.30%. There is no provision, other than an event of default, for the interest margin to increase. As of December 29, 2025, the interest rate on the outstanding borrowings under the Asia ABL was 5.02%. As of December 29, 2025, $80,000 under the Asia ABL was outstanding and classified as long-term debt, which is consistent with its maturity date.

The Asia ABL is scheduled to mature on June 13, 2028. Loans made under the Asia ABL are secured by a portion of the Company’s Asia Pacific cash and receivables and are structurally senior to the Company’s domestic obligations, including the Senior Notes due 2029.

As of December 29, 2025, letters of credit in the amount of $6,628 were outstanding under the U.S. ABL and $17,540 were outstanding under the Asia ABL with various maturities through February 2027. Available borrowing capacity under the U.S. ABL and the Asia ABL was $143,372 and $52,460 respectively, which considers letters of credit outstanding as of December 29, 2025.

The Company is required to pay a commitment fee of 0.25% per annum on any unused portion of the ABL Revolving Loans. The Company incurred total commitment fees related to unused borrowing availability of $504, $476, and $620 for the years ended December 29, 2025, December 30, 2024, and January 1, 2024, respectively. Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial covenants, including leverage and fixed charge coverage ratios.

Debt Issuance Costs and Debt Discount

Remaining unamortized debt issuance costs and debt discount were as follows:

	As of December 29, 2025			As of December 30, 2024
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$2,608	$—	4.18%	$3,362	$—	4.18%
Term Loan due May 2030	3,009	2,382	8.01	3,589	2,840	8.01
Total	$5,617	$2,382		$6,951	$2,840

The above debt issuance costs and debt discount are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $874 and $1,239 as of December 29, 2025 and December 30, 2024, respectively, are included in deposits and other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 29, 2025, the remaining weighted average amortization period for all unamortized debt issuance costs and debt discount was 3.9 years.

Debt Covenants

As of December 29, 2025, the Company was in compliance with the financial covenants under the Senior Notes due 2029, Term Loan Facility, and ABL Revolving Loans.

Loss on Extinguishment of Debt

During the year ended January 1, 2024, the Company recognized loss on extinguishment of debt of $1,154, primarily associated with the write-off of the remaining unamortized debt issuance costs and debt discount as a result of the repayment of the remaining outstanding balance of the previous Term Loan Facility that was due to mature September 2024.

(8)
Income Taxes

The components of income before income taxes from continuing operations were as follows:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
United States	$62,677	$(36,745)	$(105,101)
Foreign	147,660	120,694	105,398
Income before income taxes	$210,337	$83,949	$297

The components of income tax provision from continuing operations were as follows:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
Current (provision) benefit:
Federal	$(3,235)	$(2,984)	$445
State	(2,900)	(2,958)	(1,592)
Foreign	(22,964)	(22,934)	(29,094)
Total current	(29,099)	(28,876)	(30,241)
Deferred (provision) benefit:
Federal	(1,664)	340	1,321
State	(216)	85	271
Foreign	(1,910)	801	9,634
Total deferred	(3,790)	1,226	11,226
Total income tax (provision) benefit:
Federal	(4,899)	(2,644)	1,766
State	(3,116)	(2,873)	(1,321)
Foreign	(24,874)	(22,133)	(19,460)
Income tax provision	$(32,889)	$(27,650)	$(19,015)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of the provision for income taxes at the statutory federal income tax rate compared to the Company’s provision for income taxes was as follows:

	For the Year Ended December 29, 2025
	Amount	Rate
	(In thousands, except rates)
U.S. federal statutory income tax	$(44,171)	21.0%
Domestic federal tax effects:
Tax credits
Research credits	4,696	(2.2)
Foreign tax credits	11,681	(5.6)
Nontaxable and nondeductible items
IRC section 162(m) limitation	(4,355)	2.1
Other	421	(0.2)
Cross-border tax laws
Global intangible low-taxed income	(30,760)	14.6
Foreign derived intangible income	16,916	(8.0)
Excess tax benefits on share-based payments	5,355	(2.5)
Change in valuation allowance	5,983	(2.8)
Domestic state and local income taxes, net of federal effect	(3,116)	1.5
Foreign tax effects:
China
Super research and development expenditure	3,482	(1.7)
Tax settlement	(3,221)	1.5
Other	681	(0.3)
Hong Kong
Statutory income tax rate differential	4,123	(2.0)
Other	(450)	0.2
Other foreign jurisdictions	1,177	(0.6)
Worldwide changes in unrecognized tax benefits	(1,331)	0.6
Total income tax provision	$(32,889)	15.6%

	For the Year Ended
	December 30, 2024	January 1, 2024
	(In thousands)
Statutory federal income tax provision	$(17,629)	$(62)
State income taxes, net of federal benefit and state tax credits	(672)	(1,875)
IRC section 162(m) limitation	(1,467)	(2,121)
Stock options	453	(651)
Global intangible low-taxed income	(7,435)	(12,639)
Foreign tax credits	10,131	14,916
Permanently reinvested earnings assertion	(2,634)	(3,934)
Foreign tax differential on foreign earnings and other permanent items	6,928	3,788
Change in valuation allowance	(13,650)	(13,460)
Uncertain tax positions	—	957
Federal research and development credits	6,052	4,665
Goodwill impairment	(6,846)	(9,261)
Other	(881)	662
Income tax provision	$(27,650)	$(19,015)

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 29, 2025, the majority of the Company's domestic state income taxes were attributed to the following states: $1,332 in Maryland and $497 in Massachusetts.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred income tax assets (liabilities) were as follows:

	As of
	December 29, 2025	December 30, 2024
	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$28,843	$29,974
Reserves and accruals	59,071	57,453
Interest expense limitation	—	41
Tax credit carryforwards	30,334	33,559
Stock-based compensation	8,038	6,591
Property, plant, and equipment	3,515	3,748
Intangible and capitalized research expenditure amortization	1,909	7,601
Operating lease liabilities	22,913	—
Other deferred income tax assets	1,822	880
	156,445	139,847
Less: Valuation allowance	(85,963)	(95,373)
	70,482	44,474
Deferred income tax liabilities:
Debt discount and issuance cost	(1,123)	(1,582)
Repatriation of foreign earnings	(6,196)	(4,961)
Property, plant, and equipment basis differences	(85,275)	(74,632)
Goodwill and intangible amortization	(1,458)	(1,358)
Unrealized gain on cash flow hedge	(527)	(1,895)
Operating lease right-of-use assets	(19,342)	—
Other deferred income tax liabilities	(329)	(465)
Net deferred income tax liabilities (included in other long-term liabilities and deposits and other non-current assets)	$(43,768)	$(40,419)

As of December 29, 2025, the Company had the following NOLs carryforwards: $68,667 in the U.S. for federal, $19,054 in various U.S. states, $8,805 in China, $22,796 in Hong Kong, and $33,156 in Malaysia. The U.S. federal NOLs expire in 2029 through 2032, the various U.S. states’ NOLs expire in 2026 through 2045, the China NOLs expire in 2031 through 2035, and the Hong Kong and Malaysia NOLs carryforward indefinitely. Further, the Company’s tax credits were approximately $41,153, of which $4,883 carryforward indefinitely.

In connection with the Company’s acquisition of Viasystems Group, Inc. during 2015, there was more than a 50% change in ownership under Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder. As a consequence, the utilization of the remaining Viasystems Group, Inc. U.S. NOLs is limited to approximately $9,826 per year and total $68,667.

As of December 29, 2025, the Company expects its earnings attributable to foreign subsidiaries will not be indefinitely reinvested, except for certain subsidiaries, and the Company established a deferred tax liability of $4,682 and $1,514 for the foreign and U.S. federal/state impact, respectively. For those other companies with earnings currently being reinvested outside of the U.S., the undistributed earnings amounted to $60,769, and the unrecognized deferred tax liability related to these undistributed earnings was $2,687.

A valuation allowance is provided when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The Company established a valuation allowance on its U.S. net deferred tax assets in the current year mainly due to cumulative book losses in the U.S. In addition, certain subsidiaries in various tax jurisdictions continue to have NOL carryforwards, which the Company has determined are not more likely than not to be utilized. As a result, a full valuation allowance has been recorded for these subsidiaries as of December 29, 2025. For the remaining net deferred income tax assets, management has determined that it is more likely than not that the results of future operations will generate sufficient income to realize the net deferred tax assets.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the activity in the Company’s valuation allowance was as follows:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
Balance at beginning of year	$95,373	$81,779	$67,173
(Reduction) addition charged to expense	(2,937)	13,743	13,811
Addition related to acquisition	—	—	1,187
Reduction related to tax law changes	(5,983)	—	—
Reduction related to other comprehensive income	(530)	—	—
Other addition (reduction) charged to expense	40	(149)	(392)
Balance at end of year	$85,963	$95,373	$81,779

Certain entities within China qualified for the HNTE status enabling those entities to utilize certain benefits, which were effective for the years ended December 29, 2025, December 30, 2024, and January 1, 2024. The HNTE status as well as enhanced R&D deductions decreased Chinese taxes. The HNTE and R&D benefit and effect on earnings per share were as follows:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands, except per share data)
HNTE and R&D benefit	$5,792	$5,187	$6,056
Basic shares	102,598	101,781	102,744
Diluted shares	105,453	104,098	102,744
Increase on earnings per share:
Basic	$0.06	$0.05	$0.06
Diluted	0.05	0.05	0.06

The HNTE status expired for certain subsidiaries in 2025, but the Company expects to continue to file for renewal of such HNTE status for the foreseeable future.

The Company operates under a tax incentive approved by MIDA, which provides for a 0% tax rate for three consecutive five-year periods (totaling 15 years), subject to the satisfaction of specific operational requirements. For the year ended December 29, 2025, the Company concluded that it did not meet certain conditions required to maintain the incentive and recorded tax at the statutory tax rate of 24%. The Company is currently in the process of applying to MIDA for a revision of incentive criteria; however, there is no assurance that such revision will be approved.

A reconciliation of unrecognized tax benefits, exclusive of accrued interest and penalties, was as follows:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
Balance at beginning of year	$10,639	$10,363	$9,778
Additions based on tax positions related to the current year	1,125	1,220	934
Additions for tax positions of prior years	977	—	13
Reductions for tax positions of prior years	—	(3)	—
Lapse of statute of limitations	(337)	(941)	(362)
Balance at end of year	$12,404	$10,639	$10,363

During the year ended December 29, 2025, the Company increased uncertain tax positions by $1,765 due to U.S. R&D credit generation, prior year international tax matters, and U.S. foreign sourced income deductions, offset by the release of uncertain tax positions due to the statute of limitations expiration.

As of December 29, 2025 and December 30, 2024, the Company recorded unrecognized tax expense of $1,261 and $446, respectively, as well as interest and penalties of $63 and $475, respectively, to other current liabilities and other long-term liabilities. Additionally, the Company recorded unrecognized tax expenses of $11,143 and $10,193 against certain deferred tax assets as of December 29, 2025 and December 30, 2024, respectively.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 29, 2025, the Company is open for (1) U.S. federal income tax examination for the tax periods from 2022 to 2025 and NOL and credit carryforwards are subject to adjustment for three years post utilization; (2) state and local income tax examination for tax years from 2020 to 2025 and NOL and credit carryforwards are subject to adjustment for four years post utilization; and (3) foreign income tax examinations generally for tax years from 2015 to 2025.

A summary of the Company's income taxes paid, net of refunds was as follows:

For the Year Ended December 29, 2025
(In thousands)
U.S. federal	$3,460
U.S. state and local	4,258
Foreign:
China	4,209
Hong Kong	23,668
Other	1,842
Total foreign	29,719
Total income taxes paid, net of refunds	$37,437

(9)
Earnings Per Share, Share Repurchase Program, Preferred Stock, and Accumulated Other Comprehensive Loss

Earnings (Loss) Per Share

The reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share is as follows:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands, except per share amounts)
Net income (loss)	$177,448	$56,299	$(18,718)

Basic weighted average shares	102,598	101,781	102,744
Dilutive effect of PRUs, RSUs, and stock options	2,855	2,317	—
Diluted shares	105,453	104,098	102,744

Earnings (loss) per share:
Basic earnings (loss) per share	$1.73	$0.55	$(0.18)
Diluted earnings (loss) per share	1.68	0.54	(0.18)

For the years ended December 29, 2025 and December 30, 2024, PRUs and RSUs to purchase 167 shares of common stock and PRUs, RSUs, and stock options to purchase 158 shares of common stock, respectively, were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met, and for the RSUs and stock options, the options’ exercise prices or the total expected proceeds under the treasury stock method were greater than the average market price of common stock during the applicable year and, as a result, the impact would be anti-dilutive.

For the year ended January 1, 2024, potential shares of common stock, consisting of stock options to purchase 60 shares of common stock at exercise prices ranging from $11.83 to $16.60 per share, 3,527 RSUs, and 668 PRUs were not included in the computation of diluted earnings per share because the Company incurred a net loss and as a result, the impact would be anti-dilutive.

Share Repurchase Program

On May 8, 2025, the Company's Board of Directors authorized the 2025 Repurchase Program, under which the Company may repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through May 7, 2027. The Company’s previous two-year repurchase program expired on May 3, 2025. The Company may repurchase shares through open market purchases, privately‑negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. In addition, the Company adopted one trading plan in accordance with Rule 10b5-1 of the Exchange Act to facilitate certain purchases that may be effected under the share repurchase program. The timing, manner, price, and amount of any repurchases will be determined

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

at the Company’s discretion, and the share repurchase program may be suspended, terminated, or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares.

During the year ended December 29, 2025, the Company repurchased 700 shares of common stock for a total cost of $17,875 (including commissions) under the Company’s previous repurchase program. As of December 29, 2025, the remaining amount in value available to be repurchased under the 2025 Repurchase Program was $100,000.

Preferred Stock

Authorized preferred stock may be issued with designations, rights, privileges, powers, and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2025, 2024, or 2023.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax were as follows:

	As of
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
Foreign currency translation	$(33,374)	$(33,757)	$(32,860)
Pension obligation	2,891	3,612	2,530
Cash flow hedges	(447)	2,263	1,263
Total	$(30,930)	$(27,882)	$(29,067)

(10)
Fair Value Measures

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	As of December 29, 2025		As of December 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$5,212	$5,212	$1,765	$1,765
Derivative assets, non-current	—	—	1,326	1,326
Derivative liabilities, current	31	31	667	667
Derivative liabilities, non-current	382	382	—	—
Senior Notes due March 2029	497,392	488,325	496,638	464,325
Term Loan due May 2030	336,778	345,806	339,205	346,930
ABL Revolving Loans	80,000	80,000	80,000	80,000
Other loan	1,981	1,981	2,311	2,311

The fair value of the derivative instruments was determined using pricing models developed based on the 1-month CME Term SOFR swap rate, foreign currency exchange rates, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices, where available, as of December 29, 2025 and December 30, 2024, which are considered Level 2 inputs.

The fair value of plan assets in the defined benefit plan of $23,229 and $23,297 as of December 29, 2025 and December 30, 2024, respectively, was not included in the table above and was estimated based on quoted market prices of the securities that are actively traded and price quotes that are readily available, which are considered Level 1 inputs.

As of December 29, 2025 and December 30, 2024, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

As of December 30, 2024, the Company’s goodwill balance related to its RF&S Components reporting unit of $31,300 was measured at fair value on a nonrecurring basis. The Company recorded a non-cash goodwill impairment charge of $32,600 related to its RF&S Components reporting unit during the year ended December 30, 2024. The fair value of goodwill was determined using both a DCF and a market approach, which are considered Level 3 inputs. The Company used a risk adjusted discount rate of 12% to discount the expected future cash flows in 2024.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

(11)
Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of December 29, 2025 and December 30, 2024 and included as a component of other current liabilities. However, these amounts are not material to the consolidated financial statements of the Company.

Supplier Finance Program Obligations

The Company has agreements with financial institutions to facilitate payments to certain suppliers. Under the terms of the agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. The supplier receives payment from the financial institution, and the Company pays the financial institution based on the terms negotiated, which generally range from 160 days to 360 days. Liabilities associated with these agreements are recorded in accounts payable on the consolidated balance sheets and amounted to $12,535 and $17,218 as of December 29, 2025 and December 30, 2024, respectively.

The details of the outstanding obligations confirmed as valid under the Company’s supplier finance program were as follows:

	For the Year Ended
	December 29, 2025	December 30, 2024
	(In thousands)
Confirmed obligations outstanding at beginning of year	$17,218	$18,832
Invoices confirmed during the year	12,579	22,887
Confirmed invoices paid during the year	(17,480)	(24,983)
Effect of foreign currency exchange rates	218	482
Confirmed obligations outstanding at end of year	$12,535	$17,218

(12)
Stock-Based Compensation

Incentive Compensation Plan

The Company maintains the Plan, which allows for issuance of up to 5,100 shares through its latest possible expiration date in May 2033.

The Plan provides for the grant of PRUs, RSUs, stock appreciation rights, and stock options. The exercise price for awards is determined by the Compensation Committee of the Board of Directors. Each award shall vest and expire as determined by the Compensation Committee of the Board of Directors, with PRUs and RSUs generally vesting over three years for employees and one year for non‑employee directors. PRUs and RSUs do not have voting rights. All grants provide for accelerated vesting if there is a change in control, as defined in the Plan.

As of December 29, 2025, 843 PRUs, 3,381 RSUs, and 40 stock options were outstanding under the Plan. Included in the 843 PRUs outstanding as of December 29, 2025 are 372 vested but not yet released. Included in the 3,381 RSUs outstanding as of December 29, 2025 are 612 vested but not yet released RSUs associated with non-employee directors. These RSUs vest over one year with release of the underlying shares of common stock deferred until retirement from the Board of Directors (or until one year after retirement in the case of certain prior grants).

Performance-based Restricted Stock Units

The Company maintains a long-term incentive program for executives that provides for the issuance of PRUs, representing hypothetical shares of the Company’s common stock that may be issued. Under the PRU program, a target number of PRUs is awarded at the beginning of each three-year performance period. The number of shares of common stock released at the end of the performance period depends on performance during the period and may range from zero to 2.4 times the target number for PRUs awarded before 2023 and zero to 2.0 times the target number for PRUs awarded in 2023 and thereafter. For PRUs awarded before 2023, the performance metrics of the PRU program are based on (1) annual financial targets, which are based on revenue and EBITDA, each equally weighted, and (2) an overall modifier based on the Company’s TSR relative to a group of peer companies selected by the Company’s Compensation Committee, over the three year performance period. For PRUs awarded in 2023 and thereafter, the performance metrics of the PRU program are based on (1) annual financial targets, which are based on revenue and EBITDA, each equally weighted, and (2) the three-year TSR performance result, which will be an additive component to the Company’s financial results of the aggregated three-year measurement period.

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

At the end of the three-year performance period, the total units earned, if any, are adjusted by the TSR calculation. The TSR calculation is a percentage ranging from zero to 150% for PRUs awarded before 2023 and zero to 200% for PRUs awarded in 2023 and thereafter, determined on the Company’s TSR based on stock price changes relative to a group of peer companies selected by the Company’s Compensation Committee for the same three-year period. For outstanding PRU awards granted before 2023, the TSR is used as an overall modifier of the three-year performance period such that the base calculations are multiplied by the TSR modifier, ranging from zero to 150%, based on the relative performance of the Company’s stock price as compared to its TSR peer group. For PRUs awarded in 2023 and thereafter, the TSR calculation will be applied to 20% of the participants’ PRU award to determine the number of additional units earned.

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

The Company records stock-based compensation expense for PRU awards granted based on management’s periodic assessment of the annual financial performance goals to be achieved. As of December 29, 2025, management determined that vesting of the PRU awards was probable. PRU activity for the year ended December 29, 2025 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding shares as of December 30, 2024	329	$20.14
Granted	371	46.12
Vested	(372)	19.82
Forfeited / cancelled	102	31.34
Change in units due to annual performance achievement	52	61.73
Outstanding shares as of December 29, 2025	482	$47.26

The fair value of PRUs granted is calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition. The following assumptions were used in determining the fair value:

	For the Year Ended
	December 29, 2025 (1)	December 30, 2024 (2)	January 1, 2024 (3)
Weighted-average fair value	$46.11	$19.51	$16.36
Risk-free interest rate	3.99%	4.42%	4.46%
Expected volatility	39%	41%	42%

(1)
Reflects the weighted-averages for the third year of the three-year performance period applicable to PRUs granted in 2023, the second year of the three-year performance period applicable to PRUs granted in 2024, and the first year of the three-year performance period applicable to PRUs granted in 2025.
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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Units

RSU activity for the year ended December 29, 2025 was as follows:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested RSUs outstanding as of December 30, 2024	3,465	$16.47
Granted	1,197	38.03
Vested	(1,730)	15.27
Cancelled	(163)	19.62
Non-vested RSUs outstanding as of December 29, 2025	2,769	$26.23
Vested and expected to vest through 2028 as of December 29, 2025	3,381	$23.80

The weighted average fair value per unit of RSUs granted was $38.03, $19.32, and $13.85 for the years ended December 29, 2025, December 30, 2024, and January 1, 2024, respectively. The total fair value of RSUs vested for the years ended December 29, 2025, December 30, 2024, and January 1, 2024 was $63,429, $30,575, and $19,928, respectively.

Stock Options

As of December 29, 2025, stock options outstanding was 40 and no options were granted during the year. This is not material to the consolidated financial statements of the Company.

Stock-based Compensation Expense and Unrecognized Compensation Costs

Stock-based compensation expense recognized in the accompanying consolidated statements of operations was as follows:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
Cost of goods sold	$12,866	$9,342	$7,455
Selling and marketing	4,648	3,845	3,205
General and administrative	23,616	15,322	11,088
Research and development	538	1,271	1,139
Total	$41,668	$29,780	$22,887

A summary of total unrecognized compensation costs as of December 29, 2025 is as follows:

	Unrecognized Stock-Based Compensation Cost	Remaining Weighted Average Recognition Period
	(In thousands)	(In years)
RSU awards	$55,306	1.5
PRU awards	14,746	1.7
Total	$70,052

(13)
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

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The components of lease expense were as follows:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
Operating lease cost	$15,218	$14,933	$9,527
Variable lease cost	1,290	1,055	930
Short-term lease cost	677	409	311
Finance lease costs:
Amortization of right-of-use assets	1,652	1,372	1,374
Interest on lease liabilities	554	354	373

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	December 29, 2025	December 30, 2024	January 1, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,469	$13,926	$9,039
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$12,700	$2,796	$77,041
Finance leases	4,682	—	—

Supplemental balance sheet information related to leases was as follows:

		As of
	Balance Sheet Location	December 29, 2025	December 30, 2024
		(In thousands)
Assets:
Operating leases	Operating lease right-of-use assets	$80,914	$78,252
Finance leases	Property, plant, and equipment, net	13,652	10,621
Total lease assets		$94,566	$88,873
Liabilities:
Current:
Operating leases	Other current liabilities	$8,909	$7,556
Finance leases	Other current liabilities	1,117	814
Long-term:
Operating leases	Operating lease liabilities	87,524	77,509
Finance leases	Other long-term liabilities	15,829	11,985
Total lease liabilities		$113,379	$97,864

	As of
	December 29, 2025	December 30, 2024
Weighted average remaining lease term (years):
Operating leases	11.3	12.5
Finance leases	11.6	11.6
Weighted average discount rate:
Operating leases	6.22%	6.24%
Finance leases	3.70	2.69

TTM TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Maturities of lease liabilities for the next five years and thereafter are as follows:

	Operating Leases	Finance Leases
	(In thousands)
2026	$14,537	$1,698
2027	12,432	1,717
2028	11,338	1,733
2029	10,389	1,750
2030	10,413	1,780
Thereafter	79,270	12,395
Total lease payments	138,379	21,073
Less: Imputed interest	(41,946)	(4,127)
Total	$96,433	$16,946