Form 10-Q
period 2026-03-30
TTM TECHNOLOGIES INC
filed 2026-05-01
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2026

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

As of April 27, 2026, there were outstanding 103,850,059 shares of the registrant’s Common Stock, $0.001 par value.

TTM TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended March 30, 2026

Glossary of Terms and Acronyms

The following table provides definitions of certain terms and acronyms that may be used within the text of this Report.

2025 Repurchase Program	Share repurchase program authorized by the Board of Directors on May 8, 2025	MYR	Malaysian ringgit
A&D	Aerospace and Defense	ODMs	Original design manufacturers
ABL Revolving Loans	U.S. Asset-Based Lending Credit Agreement and Asia ABL, collectively	OEMs	Original equipment manufacturers
AI	Artificial intelligence	PCB	Printed circuit board
Asia ABL	Asia Asset-Based Lending Credit Agreement	PRUs	Performance-based restricted stock units
ASU	Accounting Standards Update	Report	This Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2026
CEO	Chief Executive Officer	RF	Radio frequency
CFO	Chief Financial Officer	RF&S Components	RF and Specialty Components
CODM	Chief operating decision maker	RMB	Renminbi
Company	TTM Technologies, Inc.	RSUs	Restricted stock units
EMS	Electronic manufacturing services	SEC	Securities and Exchange Commission
Exchange Act	Securities Exchange Act of 1934, as amended	Term Loan Facility	First Amendment, dated as of August 1, 2024, to that certain Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023
FASB	Financial Accounting Standards Board	U.S. GAAP	Accounting principles generally accepted in the United States of America

The Company uses a 52/53-week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Discussion and analysis in this Report is for the quarter ended March 30, 2026, compared to the quarter ended March 31, 2025, unless otherwise stated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of March 30, 2026 and December 29, 2025

	As of
	March 30, 2026	December 29, 2025
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$410,049	$501,234
Accounts receivable, net	618,082	563,741
Contract assets	513,029	468,006
Inventories	280,210	250,057
Prepaid expenses and other current assets	92,436	72,368
Total current assets	1,913,806	1,855,406
Property, plant, and equipment, net	1,067,253	1,010,710
Operating lease right-of-use assets	101,325	80,914
Goodwill	670,135	670,135
Definite-lived intangibles, net	145,698	154,922
Deposits and other non-current assets	82,813	68,244
Total assets	$3,981,030	$3,840,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$3,851	$3,815
Accounts payable	607,896	543,538
Contract liabilities	174,529	175,627
Accrued salaries, wages, and benefits	115,857	132,967
Other current liabilities	113,362	106,250
Total current liabilities	1,015,495	962,197
Long-term debt, net of discount and issuance costs	911,842	912,336
Operating lease liabilities	107,802	87,524
Other long-term liabilities	108,230	116,021
Total long-term liabilities	1,127,874	1,115,881
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 115,197 shares issued as of March 30, 2026 and December 29, 2025; 103,843 and 103,379 shares outstanding as of March 30, 2026 and December 29, 2025, respectively	115	115
Treasury stock – common stock at cost; 11,354 and 11,818 shares as of March 30, 2026 and December 29, 2025, respectively	(167,976)	(174,744)
Additional paid-in capital	969,530	951,942
Retained earnings	1,065,858	1,015,870
Accumulated other comprehensive loss	(29,866)	(30,930)
Total stockholders’ equity	1,837,661	1,762,253
Total liabilities and stockholders' equity	$3,981,030	$3,840,331

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarters Ended March 30, 2026 and March 31, 2025

	For the Quarter Ended
	March 30, 2026	March 31, 2025
	(Unaudited)
	(In thousands, except per share data)
Net sales	$845,976	$648,668
Cost of goods sold	664,795	517,696
Gross profit	181,181	130,972
Operating expenses:
Selling and marketing	24,994	21,271
General and administrative	68,745	43,774
Research and development	7,808	8,064
Amortization of definite-lived intangibles	6,889	6,889
Restructuring charges	296	714
Total operating expenses	108,732	80,712
Operating income	72,449	50,260
Other (expense) income:
Interest expense	(10,600)	(11,464)
Other, net	(3,324)	2,195
Total other expense, net	(13,924)	(9,269)
Income before income taxes	58,525	40,991
Income tax provision	(8,537)	(8,813)
Net income	$49,988	$32,178

Earnings per share:
Basic earnings per share	$0.48	$0.32
Diluted earnings per share	0.47	0.31

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarters Ended March 30, 2026 and March 31, 2025

	For the Quarter Ended
	March 30, 2026	March 31, 2025
	(Unaudited)
	(In thousands)
Net income	$49,988	$32,178
Other comprehensive income, net of tax:
Pension obligation	—	1,174
Foreign currency translation	135	44
Net unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges	1,050	(1,383)
Amounts realized in the statement of operations	(121)	252
Net	929	(1,131)
Other comprehensive income, net of tax	1,064	87
Comprehensive income, net of tax	$51,052	$32,265

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Quarters Ended March 30, 2026 and March 31, 2025

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 29, 2025	115,197	$115	(11,818)	$(174,744)	$951,942	$1,015,870	$(30,930)	$1,762,253
Net income	—	—	—	—	—	49,988	—	49,988
Other comprehensive income	—	—	—	—	—	—	1,064	1,064
Issuance of stock for PRUs	—	—	436	6,350	(6,350)	—	—	—
Issuance of stock for RSUs	—	—	28	418	(418)	—	—	—
Stock-based compensation	—	—	—	—	24,356	—	—	24,356
Balance, March 30, 2026	115,197	$115	(11,354)	$(167,976)	$969,530	$1,065,858	$(29,866)	$1,837,661

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 30, 2024	113,161	$113	(11,164)	$(157,570)	$910,741	$838,422	$(27,882)	$1,563,824
Net income	—	—	—	—	—	32,178	—	32,178
Other comprehensive income	—	—	—	—	—	—	87	87
Issuance of common stock for PRUs	305	—	—	—	—	—	—	—
Issuance of common stock for RSUs	20	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(700)	(17,875)	—	—	—	(17,875)
Stock-based compensation	—	—	—	—	8,787	—	—	8,787
Balance, March 31, 2025	113,486	$113	(11,864)	$(175,445)	$919,528	$870,600	$(27,795)	$1,587,001

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Quarters Ended March 30, 2026 and March 31, 2025

	For the Quarter Ended
	March 30, 2026	March 31, 2025
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$49,988	$32,178
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	29,292	26,863
Amortization of definite-lived intangible assets	9,224	9,224
Amortization of debt discount and issuance costs	554	531
Deferred income taxes	1,458	157
Stock-based compensation	24,356	8,787
Other	3,219	2,008
Changes in operating assets and liabilities:
Accounts receivable, net	(54,341)	(47,605)
Contract assets	(45,023)	3,167
Inventories	(30,153)	(21,852)
Prepaid expenses and other assets	(4,998)	(2,434)
Accounts payable	54,422	(3)
Contract liabilities	(1,098)	4,485
Accrued salaries, wages, and benefits	(17,110)	(16,555)
Other liabilities	1,953	(9,606)
Net cash provided by (used in) operating activities	21,743	(10,655)
Cash flows from investing activities:
Net purchases of property, plant, and equipment and other assets	(106,848)	(63,318)
Proceeds from sale of property, plant, and equipment and other assets	47	98
Net cash used in investing activities	(106,801)	(63,220)
Cash flows from financing activities:
Repayment of customer deposits	(5,000)	—
Repayment of long-term debt borrowings	(922)	(947)
Repurchases of common stock	—	(17,875)
Other	(279)	—
Net cash used in financing activities	(6,201)	(18,822)
Effect of foreign currency exchange rates on cash and cash equivalents	74	25
Net decrease in cash and cash equivalents	(91,185)	(92,672)
Cash and cash equivalents at beginning of period	501,234	503,932
Cash and cash equivalents at end of period	$410,049	$411,260
Supplemental cash flow information:
Cash paid, net for interest	$16,259	$17,001
Cash paid, net for income taxes	5,305	10,406
Supplemental disclosure of non-cash investing activities:
Property, plant, and equipment recorded in accounts payable and other current liabilities	$72,806	$53,637

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

The Company serves a diversified customer base in various markets throughout the world, including aerospace and defense; automotive; data center and networking; and medical, industrial, and instrumentation. The Company’s customers include OEMs, EMS providers, ODMs, distributors, and government agencies (both domestic and allied foreign governments).

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due, in part, to the conflicts between Russia and Ukraine and conflicts in the Middle East, as well as other global regions, the imposition of, or changes to, tariffs by the United States as well as retaliatory tariffs or measures by other countries, and the rising prices of global crude oil, the global economy and financial markets have continued to be volatile. As such, the Company has considered information available to it as of the date of issuance of these consolidated condensed financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. The actual results the Company experienced may differ materially and adversely from its estimates.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently evaluating the timing of the adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

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

(2) Revenues

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of March 30, 2026 and December 29, 2025 were $28,523 and $33,163, respectively.

As of March 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for long‑term contracts was $393,556. The Company expects to recognize revenue on approximately 62% of the remaining performance obligations for the Company’s long-term contracts over the next 12 months with the remaining amount expected to be recognized thereafter. The remaining performance obligations for the Company’s short‑term contracts are expected to be recognized within one year, and the Company is applying the optional permitted exemption to forgo disclosing the amount of transaction price allocated to the remaining performance obligations for contracts with an expected duration of one year or less.

Revenue recognized for the quarter ended March 30, 2026 from amounts recorded as contract liabilities as of December 29, 2025 was $42,002. Revenue recognized for the quarter ended March 31, 2025 from amounts recorded as contract liabilities as of December 30, 2024 was $22,496.

Revenue from products and services transferred to customers over time and at a point in time accounted for 96% and 4%, respectively, of the Company's revenue for both the quarters ended March 30, 2026 and March 31, 2025.

Disaggregated revenue by principal end markets within reportable segments was as follows:

	For the Quarter Ended
	March 30, 2026			March 31, 2025
	A&D	Commercial	Total	A&D	Commercial	Total
	(In thousands)
End Markets (1):
Aerospace and Defense	$341,557	$—	$341,557	$307,418	$—	$307,418
Automotive	—	69,770	69,770	—	71,354	71,354
Data Center and Networking	8,663	293,084	301,747	7,911	179,539	187,450
Medical, Industrial, and Instrumentation	966	131,936	132,902	909	81,537	82,446
Total	$351,186	$494,790	$845,976	$316,238	$332,430	$648,668

(1)
The end market revenue for the quarter ended March 31, 2025 has been recast to reflect certain adjustments to allocations resulting from the segment reorganizations that occurred during the quarters ended March 30, 2026 and June 30, 2025 as well as the combination of the data center computing and networking end markets. The end market revenue excludes intersegment sales totaling $731 and $287 for the quarters ended March 30, 2026 and March 31, 2025, respectively. See Note 4, Segment Information, for further information.

(3) Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $156,445 and $191,925 as of March 30, 2026 and December 29, 2025, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of March 30, 2026 and December 29, 2025, one customer accounted for 13% and 14%, respectively, of the Company's accounts receivable.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter ended March 30, 2026, two customers collectively accounted for approximately 26% of the Company's net sales. For the quarter ended March 31, 2025, one customer accounted for approximately 12% of the Company's net sales.

(4) Segment Information

During the quarter ended March 30, 2026, the Company strategically realigned RF&S Components within the A&D sector and concluded that the Company now has two reportable segments: A&D and Commercial. In prior periods, the Company had three reportable segments: A&D, Commercial, and RF&S Components following a change during the quarter ended June 30, 2025. As a result, certain prior period amounts have been reclassified to conform with this new presentation.

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

The A&D reportable segment consists of PCBs, value-added assemblies, microelectronics, RF/microwave components and assemblies, integrated mission systems, and commercial off-the-shelf (COTS) components. These highly engineered electronics products include the manufacture and test of customer‑supplied designs as well as long-term contracts to design, develop, manufacture, and test new products. The products in the A&D reportable segment support surveillance, intelligence, communications, and other critical missions for customers in the aerospace and defense industry as well as commercial customers in the telecommunications, industrial, and instrumentation markets. The Commercial reportable segment consists of PCBs using customer-supplied engineering and design plans supporting customers in the automotive; data center and networking; and medical, industrial, and instrumentation end markets.

Reconciliations of net sales and segment operating income were as follows:

	For the Quarter Ended
	March 30, 2026			March 31, 2025
	Net Sales	Intersegment Sales	Segment Sales	Net Sales	Intersegment Sales	Segment Sales
	(In thousands)
A&D	$351,186	$478	$351,664	$316,238	$12	$316,250
Commercial	494,790	253	495,043	332,430	275	332,705
Eliminations	—	(731)	(731)	—	(287)	(287)
Total	$845,976	$—	$845,976	$648,668	$—	$648,668

	For the Quarter Ended March 30, 2026
	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
	(In thousands, except margin rates)
A&D	$351,664	$(261,164)	$(35,721)	$54,779	15.6%
Commercial	495,043	(393,338)	(20,137)	81,568	16.5
Total segment	846,707	(654,502)	(55,858)	136,347	16.1
Eliminations	(731)			—
Unallocated amounts:
Restructuring				(296)
Acquisition-related and other charges				(197)
Stock-based compensation				(24,356)
Other corporate expenses				(29,825)
Amortization of definite-lived intangibles				(9,224)
Consolidated	$845,976			72,449	8.6%
Interest expense				(10,600)
Other, net				(3,324)
Income before income taxes				$58,525

	For the Quarter Ended March 31, 2025
	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
	(In thousands, except margin rates)
A&D	$316,250	$(240,995)	$(32,886)	$42,369	13.4%
Commercial	332,705	(269,085)	(19,971)	43,649	13.1
Total segment	648,955	(510,080)	(52,857)	86,018	13.3
Eliminations	(287)			—
Unallocated amounts:
Restructuring				(714)
Stock-based compensation				(8,787)
Other corporate expenses				(17,033)
Amortization of definite-lived intangibles				(9,224)
Consolidated	$648,668			50,260	7.7%
Interest expense				(11,464)
Other, net				2,195
Income before income taxes				$40,991

Amortization of definite-lived intangibles relates to the A&D and Commercial reportable segments, but is not reviewed separately by the CODM. For the quarters ended March 30, 2026 and March 31, 2025, amortization expense of $2,335 is included in cost of goods sold for the A&D reportable segment.

Depreciation expense by reportable segment was as follows:

	For the Quarter Ended
	March 30, 2026	March 31, 2025
	(In thousands)
A&D	$9,441	$9,214
Commercial	18,148	15,900
Segment total	27,589	25,114
Corporate	1,703	1,749
Total	$29,292	$26,863

The Company markets and sells its products in approximately 60 countries. For the quarter ended March 30, 2026, the Company did not conduct business in any country other than the United States and Taiwan in which its net sales in that country exceeded 10% of the Company’s total net sales. For the quarter ended March 31, 2025, the Company did not conduct business in any country other than the United States in which its net sales in that country exceeded 10% of the Company's total net sales. Net sales are attributed to countries by the invoiced location and were as follows:

	For the Quarter Ended
	March 30, 2026	March 31, 2025
	(In thousands)
United States	$413,597	$357,808
Taiwan	91,073	54,156
Other	341,306	236,704
Total net sales	$845,976	$648,668

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	March 30, 2026	December 29, 2025
	(In thousands)
Inventories:
Raw materials	$225,415	$197,531
Work-in-process	50,622	48,236
Finished goods	4,173	4,290
Inventories	$280,210	$250,057

Property, plant, and equipment, net:
Land and land use rights	$72,342	$72,342
Buildings and improvements	629,342	634,785
Machinery and equipment	1,213,918	1,187,187
Furniture and fixtures and other	12,735	11,642
Construction-in-progress	156,520	101,945
Property, plant, and equipment, gross	2,084,857	2,007,901
Less: Accumulated depreciation	(1,017,604)	(997,191)
Property, plant, and equipment, net	$1,067,253	$1,010,710

Other current liabilities:
Sales return and allowances	$14,191	$12,392
Accrued facility operating costs	13,200	10,497
Income taxes payable	12,266	8,080
Operating leases	10,228	8,909
Housing fund	8,987	8,783
Warranty	7,080	7,855
Interest	3,727	8,792
Accrued professional fees	3,609	3,522
Other	40,074	37,420
Other current liabilities	$113,362	$106,250

Other long-term liabilities:
Deferred income taxes	$47,798	$46,334
Customer deposits	17,965	23,465
Finance leases	15,585	15,829
Other	26,882	30,393
Other long-term liabilities	$108,230	$116,021

(6) Goodwill and Definite-lived Intangibles

Goodwill

In connection with the Company’s strategic segment realignment during the quarter ended March 30, 2026, the RF&S Components reporting unit is now included as part of A&D. Management performed a goodwill impairment assessment over the $31,300 goodwill for the RF&S Components reporting unit and concluded no impairment indicators existed either before or after the realignment.

As of March 30, 2026 and December 29, 2025, goodwill by reportable segment was $287,499 and $382,636 for A&D and Commercial, respectively.

Definite-lived Intangibles

The components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
As of March 30, 2026
Customer relationships	$323,500	$(196,153)	$127,347	11.8
Technology	66,650	(48,299)	18,351	8.2
Total	$390,150	$(244,452)	$145,698

As of December 29, 2025
Customer relationships	$323,500	$(189,264)	$134,236	11.8
Technology	66,650	(45,964)	20,686	8.2
Total	$390,150	$(235,228)	$154,922

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. For both the quarters ended March 30, 2026 and March 31, 2025, amortization expense was $9,224, of which $2,335 was included in cost of goods sold.

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2026	$27,673
2027	34,543
2028	30,997
2029	22,355
2030	18,178
Thereafter	11,952
Total	$145,698

(7) Long-term Debt and Letters of Credit

Long-term debt was as follows:

	As of
	March 30, 2026		December 29, 2025
	Interest Rate	Principal Outstanding	Interest Rate	Principal Outstanding
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due May 2030	5.91	341,303	5.97	342,169
Asia ABL Revolving Loan due June 2028	4.96	80,000	5.02	80,000
Other	5.99	1,925	5.99	1,981
Total debt		923,228		924,150
Less: Unamortized debt issuance costs		(5,274)		(5,617)
Less: Unamortized debt discount		(2,261)		(2,382)
Subtotal		915,693		916,151
Less: Current maturities		(3,851)		(3,815)
Long-term debt, less current maturities		$911,842		$912,336

Debt Covenants

Borrowings under the Senior Notes due 2029 and Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments.

Under the occurrence of certain events, the ABL Revolving Loans are subject to various financial covenants, including leverage and fixed-charge coverage ratios.

Debt Issuance Costs and Debt Discount

Remaining unamortized debt issuance costs and debt discount were as follows:

	As of
	March 30, 2026			December 29, 2025
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$2,414	$—	4.18%	$2,608	$—	4.18%
Term Loan due May 2030	2,860	2,261	8.01	3,009	2,382	8.01
Total	$5,274	$2,261		$5,617	$2,382

The above debt issuance costs and debt discount are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the ABL Revolving Loans of $784 and $874 as of March 30, 2026 and December 29, 2025, respectively, are included in deposits and other non-current assets and are amortized to interest expense over the duration of the ABL Revolving Loans using the straight-line method of amortization.

As of March 30, 2026, the remaining weighted average amortization period for all unamortized debt issuance costs and debt discount was 3.6 years.

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

During the quarter ended March 30, 2026, the Company’s effective tax rate was impacted by a net discrete benefit of $2,816. The net discrete benefit was primarily related to the deduction of stock‑based compensation, partially offset by a deferred tax expense related to the approval of the High and New Technology Enterprise (HNTE) status for a manufacturing subsidiary in China.

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

(9) Earnings Per Share, Share Repurchase Program, and Accumulated Other Comprehensive Loss

Earnings Per Share

The reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share is as follows:

	For the Quarter Ended
	March 30, 2026	March 31, 2025
	(In thousands, except per share amounts)
Net income	$49,988	$32,178

Basic weighted average shares	103,832	101,866
Dilutive effect of PRUs, RSUs, and stock options	3,252	2,664
Diluted shares	107,084	104,530

Earnings per share:
Basic earnings per share	$0.48	$0.32
Diluted earnings per share	0.47	0.31

For the quarter ended March 30, 2026, there were no PRUs, RSUs, or stock options that would have had an anti-dilutive impact. For the quarter ended March 31, 2025, PRUs and RSUs to purchase 130 shares of common stock were not included in the computation of diluted earnings per share. The PRUs were not included in the computation of diluted earnings per share because the performance conditions had not been met, and for the RSUs, the total expected proceeds under the treasury stock method were greater than the average market price of common stock and, as a result, the impact would be anti-dilutive.

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

During the quarter ended March 30, 2026, the Company did not repurchase any shares. As of March 30, 2026, the remaining amount in value available to be repurchased under the 2025 Repurchase Program was $100,000.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	As of
	March 30, 2026	December 29, 2025
	(In thousands)
Foreign currency translation	$(33,239)	$(33,374)
Pension obligation	2,891	2,891
Cash flow hedges	482	(447)
Total	$(29,866)	$(30,930)

(10) Fair Value Measures

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	As of
	March 30, 2026		December 29, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivative assets, current	$4,230	$4,230	$5,212	$5,212
Derivative liabilities, current	—	—	31	31
Derivative liabilities, non-current	—	—	382	382
Senior Notes due March 2029	497,586	477,825	497,392	488,325
Term Loan due May 2030	336,182	344,289	336,778	345,806
ABL Revolving Loans	80,000	80,000	80,000	80,000
Other loan	1,925	1,925	1,981	1,981

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

The fair value of the long-term debt was estimated based on quoted market prices, where available, as of March 30, 2026 and December 29, 2025, which are considered Level 2 inputs.

As of March 30, 2026 and December 29, 2025, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

(11) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of March 30, 2026 and December 29, 2025 and included as a component of other current liabilities. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Supplier Finance Program Obligations

The Company has agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $16,375 and $12,535 as of March 30, 2026 and December 29, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Report contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “forecast,” “foresee,” “estimate,” “project,” “expect,” “seek,” “target,” “intend,” “goal,” and other similar expressions. The forward-looking statements included in this Report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this Report or future quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this Report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include the risks identified under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2025, as updated by our other filings with the SEC, and described elsewhere in this Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and the related notes and the other financial information included in this Report, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 29, 2025, filed with the SEC.

COMPANY OVERVIEW

We are a leading global manufacturer of technology products, including mission systems, RF components, RF microwave/microelectronic assemblies, and technologically advanced interconnect products, including PCBs and substrates. We focus on providing time-to-market and volume production of advanced technology products and offer a one-stop design, engineering, and manufacturing solution to our customers. This solution allows us to align technology development with the diverse needs of our customers and to enable them to reduce the time required to develop new products and bring them to market. We serve a diversified customer base consisting of approximately 1,300 customers in various markets throughout the world, including aerospace and defense; automotive; data center and networking; and medical, industrial, and instrumentation. Our customers include OEMs, EMS providers, ODMs, distributors, and government agencies (both domestic and allied foreign governments).

RECENT DEVELOPMENTS

We previously announced we are in the process of constructing a new advanced technology PCB manufacturing facility in Syracuse, New York. We expect that our new facility will bring advanced technology capability for our domestic high-volume production of ultra‑high‑density interconnect (HDI) PCBs in support of national security requirements. The building construction is complete, equipment is arriving, and we continue to install and test equipment setups. Volume production in this facility is expected to commence in the second half of 2026.

FINANCIAL OVERVIEW

Our customers include both OEMs and EMS providers. We sell to OEMs both directly and indirectly through EMS providers. For such indirect sales, we measure customers based on OEM companies as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 56% of our net sales for both the quarters ended March 30, 2026 and March 31, 2025.

The percentage of our net sales attributable to each of the principal end markets we served was as follows:

	For the Quarter Ended
	March 30, 2026	March 31, 2025 (1)
End Markets (2):
Aerospace and Defense	40%	48%
Automotive	8	11
Data Center and Networking	36	28
Medical, Industrial, and Instrumentation	16	13
Total	100%	100%

(1)
The end market revenue for the quarter ended March 31, 2025 has been recast to reflect certain adjustments to allocations resulting from the segment reorganization that occurred during the quarter ended June 30, 2025 as well as the combination of the data center computing and networking end markets.
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

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2025 for further discussion of critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates since December 29, 2025.

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

Selected financial highlights are presented in the table below:

	For the Quarter Ended
	March 30, 2026	March 31, 2025
	(In thousands, except margin rates)
Net sales	$845,976	$648,668
Cost of goods sold	664,795	517,696
Gross profit	181,181	130,972
Gross margin	21.4%	20.2%
Operating expenses:
Selling and marketing	24,994	21,271
General and administrative	68,745	43,774
Research and development	7,808	8,064
Amortization of definite-lived intangibles	6,889	6,889
Restructuring charges	296	714
Total operating expenses	108,732	80,712
Operating income	72,449	50,260
Operating margin	8.6%	7.7%
Total other expense, net	(13,924)	(9,269)
Income tax provision	(8,537)	(8,813)
Net income	$49,988	$32,178

Net Sales

Total net sales increased $197.3 million, or 30.4%, to $846.0 million for the quarter ended March 30, 2026, from $648.7 million for the quarter ended March 31, 2025. The primary driver of this increase was due to continued strong demand in our data center and networking end market driven by the continued build out of AI data centers and related applications, as well as strong growth in our medical, industrial, and instrumentation and aerospace and defense end markets.

Gross Profit and Margin Rate

Gross profit increased $50.2 million to $181.2 million for the quarter ended March 30, 2026, from $131.0 million for the quarter ended March 31, 2025. Gross margin rate increased to 21.4% for the quarter ended March 30, 2026, from 20.2% for the quarter ended March 31, 2025. These increases were primarily due to higher sales volume, favorable product mix, and improved operational execution, partially offset by continued ramp-up costs in connection with our fabrication plant in Penang, Malaysia.

Operating Expenses

Operating expenses increased $28.0 million to $108.7 million for the quarter ended March 30, 2026, from $80.7 million for the quarter ended March 31, 2025, primarily due to higher stock-based compensation, labor costs, and incentive compensation. The increase in stock-based compensation was primarily driven by exceeding predetermined targets, stock price appreciation, and vesting of certain performance-based stock grants.

Operating Income and Margin Rate

Operating income increased $22.2 million to $72.4 million for the quarter ended March 30, 2026, from $50.3 million for the quarter ended March 31, 2025. Operating margin rate increased to 8.6% for the quarter ended March 30, 2026, from 7.7% for the quarter ended March 31, 2025. The primary drivers of these increases are discussed above in the variance explanations for Gross Profit and Margin Rate and Operating Expenses.

Total Other Expense, Net

Total other expense, net increased $4.7 million to $13.9 million for the quarter ended March 30, 2026, from $9.3 million for the quarter ended March 31, 2025, primarily due to a higher amount of foreign exchange losses during the quarter ended March 30, 2026 resulting from strengthening RMB and MYR during the quarter ended March 30, 2026 as compared to the quarter ended March 31, 2025. We utilize the RMB and MYR at our China and Malaysia facilities, respectively, for employee‑related and other costs of running our operations in foreign countries.

Income Taxes

Income tax expense decreased $0.3 million to $8.5 million for the quarter ended March 30, 2026, from $8.8 million for the quarter ended March 31, 2025, primarily due to tax benefits from the deduction of stock-based compensation, partially offset by tax expense driven by higher income before income taxes.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of $45.2 million and $40.6 million as of March 30, 2026 and March 31, 2025, respectively.

SEGMENT OPERATING RESULTS

Basis of Presentation

During the quarter ended March 30, 2026, the Company strategically realigned RF&S Components within the A&D sector and concluded that the Company now has two reportable segments: A&D and Commercial. In prior periods, the Company had three reportable segments: A&D, Commercial, and RF&S Components following a change during the quarter ended June 30, 2025. As a result, certain prior period amounts have been reclassified to conform with this new presentation. See Part I, Item 1, Note 4, Segment Information, of the Notes to Consolidated Condensed Financial Statements in this Report for further information.

Selected segment financial highlights, with reconciliations to operating income, are presented in the table below:

	For the Quarter Ended
	March 30, 2026	March 31, 2025
	(In thousands, except margin rates)
Segment sales:
A&D	$351,664	$316,250
Commercial	495,043	332,705
Total	$846,707	$648,955
Segment operating income:
A&D	$54,779	$42,369
Commercial	81,568	43,649
Total	136,347	86,018
Segment operating margin rate:
A&D	15.6%	13.4%
Commercial	16.5%	13.1%
Total	16.1%	13.3%
Unallocated amounts:
Restructuring	(296)	(714)
Acquisition-related and other charges	(197)	—
Stock-based compensation	(24,356)	(8,787)
Other corporate expenses	(29,825)	(17,033)
Amortization of definite-lived intangibles (1)	(9,224)	(9,224)
Operating income	$72,449	$50,260

(1)
Amortization of definite-lived intangibles relates to the A&D and Commercial reportable segments, but is not reviewed separately by the CODM. For the quarters ended March 30, 2026 and March 31, 2025, amortization expense of $2,335 is included in cost of goods sold for the A&D reportable segment.

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

A&D

Segment Sales

Segment sales for the A&D reportable segment increased $35.4 million, or 11.2%, to $351.7 million for the quarter ended March 30, 2026, from $316.3 million for the quarter ended March 31, 2025. The primary drivers of this increase were strong defense budget spending, our strong strategic program alignment, and key bookings for ongoing franchise programs, including restricted programs. These increases were driven by increased sales related to missiles and munitions as well as strong demand in our mission systems and specialty assembly businesses.

Segment Operating Income and Margin Rate

Segment operating income for the A&D reportable segment increased $12.4 million to $54.8 million for the quarter ended March 30, 2026, from $42.4 million for the quarter ended March 31, 2025. Segment operating margin rate for the A&D reportable segment increased to 15.6% for the quarter ended March 30, 2026, from 13.4% for the quarter ended March 31, 2025. The primary drivers of these increases were higher sales volume, as discussed above, favorable product mix, and improved operational execution.

Commercial

Segment Sales

Segment sales for the Commercial reportable segment increased $162.3 million, or 48.8%, to $495.0 million for the quarter ended March 30, 2026, from $332.7 million for the quarter ended March 31, 2025. The primary driver of this increase was strong demand in our data center and networking end market driven by the continued buildout of AI data centers and related applications, as well as strong sales performance in our medical, industrial, and instrumentation end market.

Segment Operating Income and Margin Rate

Segment operating income for the Commercial reportable segment increased $37.9 million to $81.6 million for the quarter ended March 30, 2026, from $43.6 million for the quarter ended March 31, 2025. Segment operating margin rate for the Commercial reportable segment increased to 16.5% for the quarter ended March 30, 2026, from 13.1% for the quarter ended March 31, 2025. The primary driver of these increases was higher sales volume, as discussed above, and improved operational execution, partially offset by increased ramp-up costs in connection with our fabrication plant in Penang, Malaysia.

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

Cash flow provided by operating activities during the first quarter of 2026 was $21.7 million as compared to cash flow used in operating activities of $10.7 million in the same period in 2025. The increase in cash flow was primarily due to an increase in net income of $17.8 million.

Net cash used in investing activities during the first quarter of 2026 was $106.8 million, consisting of net purchases of property, plant, and equipment and other assets. Net cash used in investing activities during the first quarter of 2025 was $63.2 million, primarily resulting from the use of $63.3 million for purchases of property, plant, and equipment and other assets.

Net cash used in financing activities during the first quarter of 2026 was $6.2 million, primarily resulting from the repayments of $5.0 million for customer deposits and $0.9 million for long-term debt borrowings. Net cash used in financing activities during the first quarter of 2025 was $18.8 million, reflecting the use of $17.9 million for repurchases of common stock and $0.9 million for the repayment of long-term debt borrowings.

As of March 30, 2026, we had cash and cash equivalents of approximately $410.0 million, of which approximately $156.4 million was held by our foreign subsidiaries, primarily in China, and $189.5 million of available borrowing capacity under our revolving credit facilities. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax expenses not previously accrued for the repatriation of this cash.

Our total 2026 capital expenditures are expected to be in the range of $300.0 million to $320.0 million, primarily for capacity expansion to meet market demand.

Share Repurchases

On May 8, 2025, our Board of Directors authorized the 2025 Repurchase Program, under which we may repurchase up to $100.0 million in value of our common stock from time to time through May 7, 2027. We did not repurchase any shares of our common stock during the quarter ended March 30, 2026. As of March 30, 2026, the remaining amount in value available to be repurchased under the 2025 Repurchase Program was $100.0 million.

Long-term Debt and Letters of Credit

As of March 30, 2026, we had $915.7 million of outstanding debt, net of discount and issuance costs, composed of $497.6 million of Senior Notes due 2029, $336.2 million under the Term Loan Facility, $80.0 million under the Asia ABL, and $1.9 million of other loans.

Pursuant to the terms of the Senior Notes due 2029 and Term Loan Facility, we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments. Under the ABL Revolving Loans, we are also subject to various financial covenants, including leverage and fixed-charge coverage ratios. As of March 30, 2026, we were in compliance with the covenants under the Senior Notes due 2029, Term Loan Facility, and ABL Revolving Loans.

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

Supplier Finance Program Obligations

We have agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $16.4 million and $12.5 million as of March 30, 2026 and December 29, 2025, respectively.

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases. As of March 30, 2026, there were no material changes outside the ordinary course of business since December 29, 2025 to our contractual obligations and commitments and the related cash requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our risks as previously disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of March 30, 2026, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 8, 2025, our Board of Directors authorized a new share repurchase program, under which we may repurchase up to $100.0 million in value of our outstanding shares of common stock from time to time through May 7, 2027.

We did not repurchase any shares of our common stock during the quarter ended March 30, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 30, 2026, our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below.

Name and Title	Action	Adoption / Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold	Expiration Date
Daniel L. Boehle (Executive Vice President and CFO)	Adoption	February 24, 2026	X		Indeterminable (3)	(4)
Thomas Clapprood (President, Interconnect Solutions Business Unit)	Adoption	February 27, 2026	X		Indeterminable (3)	(4)
Robert Farrell (President, Communication and Computing Business Unit)	Adoption	February 25, 2026	X		Indeterminable (3)	(4)
Gregory Fortier (Senior Vice President, Integrated Electronics Business Unit)	Adoption	February 27, 2026	X		Indeterminable (3)	(4)
Catherine A. Gridley (Executive Vice President and President, Aerospace and Defense Sector)	Adoption	February 24, 2026	X		Indeterminable (3)	(4)
Dale Knecht (Senior Vice President of Global Information Technology)	Adoption	February 24, 2026	X		Indeterminable (3)	(4)
Shawn Powers (Executive Vice President and Chief Human Resources Officer)	Adoption	February 25, 2026	X		Indeterminable (3)	(4)

Name and Title	Action	Adoption / Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold	Expiration Date
Edwin Roks (President, CEO, and Director)	Adoption	February 25, 2026	X		Indeterminable (3)	(4)
Liz Romo (Chief Accounting Officer)	Adoption	February 24, 2026	X		Indeterminable (3)	(4)
Douglas L. Soder (Executive Vice President and President, Commercial Sector)	Adoption	February 24, 2026	X		Indeterminable (3)	(4)
James P. Walsh (Chief Operating Officer)	Adoption	February 24, 2026	X		Indeterminable (3)	(4)
Daniel J. Weber (Executive Vice President, Chief Legal Officer and Secretary)	Adoption	February 26, 2026	X		Indeterminable (3)	(4)

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
(4)
The duration of the trading arrangement is perpetual; provided, that the trading arrangement may expire if the officer terminates the trading arrangement in compliance with Rule 10b5-1 and Company policy, or upon certain other events outside of the officer’s control including, but not limited to, extraordinary corporate transactions or bankruptcy.

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

TTM Technologies, Inc.

/s/ Daniel L. Boehle

Dated: May 1, 2026	Daniel L. Boehle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)