Form 10-Q
period 2026-06-29
TTM TECHNOLOGIES INC
filed 2026-08-05
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2026

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

As of July 31, 2026, there were outstanding 105,348,864 shares of the registrant’s Common Stock, $0.001 par value.

TTM TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended June 29, 2026

Glossary of Terms and Acronyms

The following table provides definitions of certain terms and acronyms that may be used within the text of this Report.

2025 Repurchase Program	Share repurchase program authorized by the Board of Directors on May 8, 2025	MYR	Malaysian ringgit
2026 Credit Agreement

Second Amended and Restated Credit Agreement by and among the Company, the foreign subsidiary borrowers party thereto, any designated borrowers party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto, dated June 1, 2026

		ODMs	Original design manufacturers
A&D	Aerospace and Defense	OEMs	Original equipment manufacturers
AI	Artificial intelligence	PCB	Printed circuit board
Amended Term Loan Facility	Repriced and upsized $400.0 million senior secured term loan credit facility under the 2026 Credit Agreement	PRUs	Performance-based restricted stock units
Asia ABL	Asia Asset-Based Lending Credit Agreement	Prior Term Loan Facility	First Amendment, dated as of August 1, 2024, to that certain Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023
ASU	Accounting Standards Update	RCF	Senior secured cash flow revolving credit facility with committed maximum borrowing capacity of up to $1.0 billion under the 2026 Credit Agreement
CEO	Chief Executive Officer	Report	This Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2026
CFO	Chief Financial Officer	RF	Radio frequency
CHF	Swiss franc	RF&S Components	RF and Specialty Components
CME	Chicago Mercantile Exchange	RMB	Renminbi
CODM	Chief operating decision maker	RSUs	Restricted stock units
Company	TTM Technologies, Inc.	SEC	Securities and Exchange Commission
EMS	Electronic manufacturing services	SOFR	Secured Overnight Financing Rate
Exchange Act	Securities Exchange Act of 1934, as amended	STG	Swiss Technology Group AG
FASB	Financial Accounting Standards Board	U.S. ABL	U.S. Asset-Based Lending Credit Agreement
Guarantors	The Company’s direct and indirect, existing and future domestic subsidiary guarantors, subject to certain exceptions	U.S. GAAP	Accounting principles generally accepted in the United States of America
ILFA	ILFA GmbH	USD	U.S. dollar

The Company uses a 52/53-week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Discussion and analysis in this Report is for the quarter and two quarters ended June 29, 2026, compared to the quarter and two quarters ended June 30, 2025, unless otherwise stated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of June 29, 2026 and December 29, 2025

	As of
	June 29, 2026	December 29, 2025
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$507,905	$501,234
Accounts receivable, net	720,143	563,741
Contract assets	596,036	468,006
Inventories	307,972	250,057
Prepaid expenses and other current assets	117,843	72,368
Total current assets	2,249,899	1,855,406
Property, plant, and equipment, net	1,187,809	1,010,710
Operating lease right-of-use assets	98,774	80,914
Goodwill	670,135	670,135
Definite-lived intangibles, net	136,474	154,922
Deposits and other non-current assets	72,618	68,244
Total assets	$4,415,709	$3,840,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$4,000	$3,815
Accounts payable	812,987	543,538
Contract liabilities	186,770	175,627
Accrued salaries, wages, and benefits	120,967	132,967
Other current liabilities	139,243	106,250
Total current liabilities	1,263,967	962,197
Long-term debt, net of discount and issuance costs	969,456	912,336
Operating lease liabilities	104,543	87,524
Other long-term liabilities	143,315	116,021
Total long-term liabilities	1,217,314	1,115,881
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 115,197 shares issued as of June 29, 2026 and December 29, 2025; 105,343 and 103,379 shares outstanding as of June 29, 2026 and December 29, 2025, respectively	115	115
Treasury stock – common stock at cost; 9,854 and 11,818 shares as of June 29, 2026 and December 29, 2025, respectively	(147,043)	(174,744)
Additional paid-in capital	961,889	951,942
Retained earnings	1,148,905	1,015,870
Accumulated other comprehensive loss	(29,438)	(30,930)
Total stockholders’ equity	1,934,428	1,762,253
Total liabilities and stockholders' equity	$4,415,709	$3,840,331

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Two Quarters Ended June 29, 2026 and June 30, 2025

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2026	June 30, 2025	June 29, 2026	June 30, 2025
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,004,054	$730,621	$1,850,030	$1,379,289
Cost of goods sold	792,196	582,512	1,456,991	1,100,208
Gross profit	211,858	148,109	393,039	279,081
Operating expenses:
Selling and marketing	25,490	21,316	50,484	42,587
General and administrative	62,107	49,719	130,852	93,493
Research and development	7,978	7,009	15,786	15,073
Amortization of definite-lived intangibles	6,888	6,888	13,777	13,777
Restructuring charges	340	1,408	636	2,122
Total operating expenses	102,803	86,340	211,535	167,052
Operating income	109,055	61,769	181,504	112,029
Other expense:
Interest expense	(10,496)	(11,095)	(21,096)	(22,559)
Loss on extinguishment of debt	(747)	—	(747)	—
Unrealized loss on derivative instruments	(13,994)	—	(13,994)	—
Other, net	(2,571)	(5,149)	(5,895)	(2,954)
Total other expense, net	(27,808)	(16,244)	(41,732)	(25,513)
Income before income taxes	81,247	45,525	139,772	86,516
Income tax benefit (provision)	1,800	(3,995)	(6,737)	(12,808)
Net income	$83,047	$41,530	$133,035	$73,708

Earnings per share:
Basic earnings per share	$0.80	$0.41	$1.28	$0.72
Diluted earnings per share	0.77	0.40	1.24	0.70

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarter and Two Quarters Ended June 29, 2026 and June 30, 2025

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2026	June 30, 2025	June 29, 2026	June 30, 2025
	(Unaudited)
	(In thousands)
Net income	$83,047	$41,530	$133,035	$73,708
Other comprehensive income, net of tax:
Pension obligation	—	—	—	1,174
Foreign currency translation	168	115	303	159
Net unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on effective cash flow hedges	355	(391)	1,405	(1,774)
Amounts realized in the statement of operations	(95)	(523)	(216)	(271)
Net	260	(914)	1,189	(2,045)
Other comprehensive income (loss), net of tax	428	(799)	1,492	(712)
Comprehensive income, net of tax	$83,475	$40,731	$134,527	$72,996

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Two Quarters Ended June 29, 2026 and June 30, 2025

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 29, 2025	115,197	$115	(11,818)	$(174,744)	$951,942	$1,015,870	$(30,930)	$1,762,253
Net income	—	—	—	—	—	49,988	—	49,988
Other comprehensive income	—	—	—	—	—	—	1,064	1,064
Issuance of stock for PRUs	—	—	436	6,350	(6,350)	—	—	—
Issuance of stock for RSUs	—	—	28	418	(418)	—	—	—
Stock-based compensation	—	—	—	—	24,356	—	—	24,356
Balance, March 30, 2026	115,197	$115	(11,354)	$(167,976)	$969,530	$1,065,858	$(29,866)	$1,837,661
Net income	—	—	—	—	—	83,047	—	83,047
Other comprehensive income	—	—	—	—	—	—	428	428
Issuance of stock for RSUs	—	—	1,500	20,933	(20,933)	—	—	—
Stock-based compensation	—	—	—	—	13,292	—	—	13,292
Balance, June 29, 2026	115,197	$115	(9,854)	$(147,043)	$961,889	$1,148,905	$(29,438)	$1,934,428

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 30, 2024	113,161	$113	(11,164)	$(157,570)	$910,741	$838,422	$(27,882)	$1,563,824
Net income	—	—	—	—	—	32,178	—	32,178
Other comprehensive income	—	—	—	—	—	—	87	87
Issuance of stock for PRUs	305	—	—	—	—	—	—	—
Issuance of stock for RSUs	20	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(700)	(17,875)	—	—	—	(17,875)
Stock-based compensation	—	—	—	—	8,787	—	—	8,787
Balance, March 31, 2025	113,486	$113	(11,864)	$(175,445)	$919,528	$870,600	$(27,795)	$1,587,001
Net income	—	—	—	—	—	41,530	—	41,530
Other comprehensive loss	—	—	—	—	—	—	(799)	(799)
Issuance of stock for RSUs	1,687	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	9,188	—	—	9,188
Balance, June 30, 2025	115,173	$115	(11,864)	$(175,445)	$928,714	$912,130	$(28,594)	$1,636,920

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Two Quarters Ended June 29, 2026 and June 30, 2025

	For the Two Quarters Ended
	June 29, 2026	June 30, 2025
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$133,035	$73,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	60,414	54,555
Amortization of definite-lived intangible assets	18,448	18,448
Amortization of debt discount and issuance costs	1,142	1,067
Loss on extinguishment of debt	747	—
Deferred income taxes	9,009	1,389
Stock-based compensation	37,648	17,975
Unrealized loss on derivative instruments	13,994	—
Other	4,600	7,318
Changes in operating assets and liabilities:
Accounts receivable, net	(156,402)	(46,741)
Contract assets	(128,030)	(43,591)
Inventories	(57,915)	(25,354)
Prepaid expenses and other assets	(44,185)	(7,876)
Accounts payable	192,182	47,458
Contract liabilities	11,143	(8,785)
Accrued salaries, wages, and benefits	(12,000)	(6,232)
Other liabilities	34,342	3,810
Net cash provided by operating activities	118,172	87,149
Cash flows from investing activities:
Net purchases of property, plant, and equipment and other assets	(169,205)	(123,726)
Proceeds from sale of property, plant, and equipment and other assets	11,988	272
Net cash used in investing activities	(157,217)	(123,454)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	199,159	—
Repayment of long-term debt borrowings	(143,310)	(1,895)
Repayment of customer deposits	(5,000)	—
Payment of debt issuance costs	(4,737)	—
Repurchases of common stock	—	(17,875)
Other	(558)	—
Net cash provided by (used in) financing activities	45,554	(19,770)
Effect of foreign currency exchange rates on cash and cash equivalents	162	110
Net increase in cash and cash equivalents	6,671	(55,965)
Cash and cash equivalents at beginning of period	501,234	503,932
Cash and cash equivalents at end of period	$507,905	$447,967
Supplemental cash flow information:
Cash paid, net for interest	$22,543	$23,575
Cash paid, net for income taxes	9,796	15,423
Supplemental disclosure of non-cash investing and financing activities:
Cashless rollover of debt	$280,841	$—
Property, plant, and equipment recorded in accounts payable and other current liabilities	140,132	59,126

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

Derivative Instruments

All derivatives are recognized on the Company's consolidated condensed balance sheets at fair value based on quoted market prices or the Company's estimate of their fair value, and are recorded in current or non-current assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in net earnings or other comprehensive income (loss), based on whether the instrument is designated and effective as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive loss are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedged transaction ceases to exist, any associated amounts reported in accumulated other comprehensive loss are reclassified to earnings at that time.

On June 18, 2026, in connection with the proposed STG acquisition (see Note 11, Commitments and Contingencies for further information), the Company entered into a deal-contingent, forward-starting, fixed-for-fixed USD/CHF cross-currency swap with a major financial institution. The swap was entered to economically mitigate the foreign currency risk of the CHF-denominated purchase price and convert a portion of the anticipated USD financing into fixed-rate CHF financing. The instrument is contingent upon the closing of the proposed STG acquisition. The swap has notional exchanges of $381,083 and CHF 306,200, provides for the Company to receive fixed USD interest at 6.0% and pay fixed CHF interest at 3.025%, has an effective date of September 30, 2026, and matures on September 30, 2033.

The instrument does not qualify for hedge accounting at inception. As of June 29, 2026, the fair value of the derivative instrument was a net liability of $13,994, of which $6,825 is included as a component of prepaid expenses and other current assets and $20,819 is included as a component of other long-term liabilities. During the quarter and two quarters ended June 29, 2026, the change in fair value of the derivative instrument of $13,994 was recorded as an unrealized loss on derivative instruments in the consolidated condensed statement of operations.

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

(2) Revenues

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of June 29, 2026 and December 29, 2025 were $20,954 and $33,163, respectively.

As of June 29, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for long‑term contracts was $425,149. The Company expects to recognize revenue on approximately 61% of the remaining performance obligations for the Company’s long-term contracts over the next 12 months with the remaining amount expected to be recognized thereafter. The remaining performance obligations for the Company’s short‑term contracts are expected to be recognized within one year, and the Company is applying the optional permitted exemption to forgo disclosing the amount of transaction price allocated to the remaining performance obligations for contracts with an expected duration of one year or less.

Revenue recognized for the two quarters ended June 29, 2026 from amounts recorded as contract liabilities as of December 29, 2025 was $68,944. Revenue recognized for the two quarters ended June 30, 2025 from amounts recorded as contract liabilities as of December 30, 2024 was $54,970.

Revenue from products and services transferred to customers over time and at a point in time accounted for 96% and 4%, respectively, of the Company's revenue for the quarter and two quarters ended June 29, 2026, and 97% and 3%, respectively, of the Company's revenue for the quarter and two quarters ended June 30, 2025.

Disaggregated revenue by principal end markets within reportable segments was as follows:

	For the Quarter Ended
	June 29, 2026			June 30, 2025
	A&D	Commercial	Total	A&D	Commercial	Total
	(In thousands)
End Markets (1):
Aerospace and Defense	$371,165	$—	$371,165	$325,092	$—	$325,092
Automotive	—	79,465	79,465	—	81,424	81,424
Data Center and Networking	9,779	395,565	405,344	9,039	203,486	212,525
Medical, Industrial, and Instrumentation	1,687	146,393	148,080	1,009	110,571	111,580
Total	$382,631	$621,423	$1,004,054	$335,140	$395,481	$730,621

	For the Two Quarters Ended
	June 29, 2026			June 30, 2025
	A&D	Commercial	Total	A&D	Commercial	Total
	(In thousands)
End Markets (1):
Aerospace and Defense	$712,722	$—	$712,722	$632,510	$—	$632,510
Automotive	—	149,235	149,235	—	152,778	152,778
Data Center and Networking	18,442	688,649	707,091	16,950	383,025	399,975
Medical, Industrial, and Instrumentation	2,653	278,329	280,982	1,918	192,108	194,026
Total	$733,817	$1,116,213	$1,850,030	$651,378	$727,911	$1,379,289

(1)
The end market revenue for the quarter and two quarters ended June 30, 2025 has been recast to reflect certain adjustments to allocations resulting from the segment reorganization that occurred during the quarter ended March 30, 2026 as well as the combination of the data center computing and networking end markets. The end market revenue excludes intersegment sales totaling $301 and $1,032 for the quarter and two quarters ended June 29, 2026, respectively, and $186 and $473 for the quarter and two quarters ended June 30, 2025, respectively. See Note 4, Segment Information, for further information.

(3) Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $185,429 and $191,925 as of June 29, 2026 and December 29, 2025, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of June 29, 2026 and December 29, 2025, one customer accounted for 14% of the Company's accounts receivable.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter and two quarters ended June 29, 2026, two customers collectively accounted for approximately 26% of the Company's net sales. For the quarter and two quarters ended June 30, 2025, one customer accounted for approximately 12% of the Company's net sales.

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

The reportable segments shown below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the CODM, who is the President and CEO, to assess performance and to allocate resources. The CODM uses segment operating income to allocate resources such as employees and capital resources for each segment during the Company’s annual budgeting and forecasting process. Total sales and operating profit by segment include intersegment sales which are generally recorded at cost-plus a specified fee or at a negotiated fixed price. Amortization of definite-lived intangibles relates to the A&D reportable segment, but is not reviewed separately by the CODM. Separate segment asset measures are not used as a basis for the CODM to evaluate the performance of or to allocate resources to the segments.

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

Reconciliations of net sales and segment operating income were as follows:

	For the Quarter Ended
	June 29, 2026			June 30, 2025
	Net Sales	Intersegment Sales	Segment Sales	Net Sales	Intersegment Sales	Segment Sales
	(In thousands)
A&D	$382,631	$119	$382,750	$335,140	$43	$335,183
Commercial	621,423	182	621,605	395,481	143	395,624
Eliminations	—	(301)	(301)	—	(186)	(186)
Total	$1,004,054	$—	$1,004,054	$730,621	$—	$730,621

	For the Two Quarters Ended
	June 29, 2026			June 30, 2025
	Net Sales	Intersegment Sales	Segment Sales	Net Sales	Intersegment Sales	Segment Sales
	(In thousands)
A&D	$733,817	$597	$734,414	$651,378	$55	$651,433
Commercial	1,116,213	435	1,116,648	727,911	418	728,329
Eliminations	—	(1,032)	(1,032)	—	(473)	(473)
Total	$1,850,030	$—	$1,850,030	$1,379,289	$—	$1,379,289

	For the Quarter Ended June 29, 2026
	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
	(In thousands, except margin rates)
A&D	$382,750	$(288,436)	$(30,453)	$63,861	16.7%
Commercial	621,605	(487,860)	(21,069)	112,676	18.1
Total segment	1,004,355	(776,296)	(51,522)	176,537	17.6
Eliminations	(301)			—
Unallocated amounts:
Restructuring				(340)
Acquisition-related and other charges				(4,749)
Stock-based compensation				(13,292)
Other corporate expenses				(39,877)
Amortization of definite-lived intangibles				(9,224)
Consolidated	$1,004,054			109,055	10.9%
Interest expense				(10,496)
Loss on extinguishment of debt				(747)
Unrealized loss on derivative instruments				(13,994)
Other, net				(2,571)
Income before income taxes				$81,247

	For the Quarter Ended June 30, 2025
	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
	(In thousands, except margin rates)
A&D	$335,183	$(253,436)	$(33,602)	$48,145	14.4%
Commercial	395,624	(317,652)	(17,903)	60,069	15.2
Total segment	730,807	(571,088)	(51,505)	108,214	14.8
Eliminations	(186)			—
Unallocated amounts:
Restructuring				(1,408)
Stock-based compensation				(9,188)
Other corporate expenses				(26,625)
Amortization of definite-lived intangibles				(9,224)
Consolidated	$730,621			61,769	8.5%
Interest expense				(11,095)
Other, net				(5,149)
Income before income taxes				$45,525

	For the Two Quarters Ended June 29, 2026
	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
	(In thousands, except margin rates)
A&D	$734,414	$(549,600)	$(66,174)	$118,640	16.2%
Commercial	1,116,648	(881,198)	(41,206)	194,244	17.4
Total segment	1,851,062	(1,430,798)	(107,380)	312,884	16.9
Eliminations	(1,032)			—
Unallocated amounts:
Restructuring				(636)
Acquisition-related and other charges				(4,946)
Stock-based compensation				(37,648)
Other corporate expenses				(69,702)
Amortization of definite-lived intangibles				(18,448)
Consolidated	$1,850,030			181,504	9.8%
Interest expense				(21,096)
Loss on extinguishment of debt				(747)
Unrealized loss on derivative instruments				(13,994)
Other, net				(5,895)
Income before income taxes				$139,772

	For the Two Quarters Ended June 30, 2025
	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
	(In thousands, except margin rates)
A&D	$651,433	$(494,431)	$(66,488)	$90,514	13.9%
Commercial	728,329	(586,737)	(37,874)	103,718	14.2
Total segment	1,379,762	(1,081,168)	(104,362)	194,232	14.1
Eliminations	(473)			—
Unallocated amounts:
Restructuring				(2,122)
Stock-based compensation				(17,975)
Other corporate expenses				(43,658)
Amortization of definite-lived intangibles				(18,448)
Consolidated	$1,379,289			112,029	8.1%
Interest expense				(22,559)
Other, net				(2,954)
Income before income taxes				$86,516

Depreciation expense by reportable segment was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2026	June 30, 2025	June 29, 2026	June 30, 2025
	(In thousands)
A&D	$9,379	$9,385	$18,820	$18,599
Commercial	19,239	16,956	37,387	33,345
Segment total	28,618	26,341	56,207	51,944
Corporate	2,504	1,351	4,207	2,611
Total	$31,122	$27,692	$60,414	$54,555

The Company markets and sells its products in approximately 50 countries. For the quarters ended June 29, 2026 and June 30, 2025 and two quarters ended June 30, 2025, the Company did not conduct business in any country other than the United States in which its net sales in that country exceeded 10% of the Company's total net sales. For the two quarters ended June 29, 2026, net sales in Taiwan also exceeded 10% of the Company’s total net sales. Net sales are attributed to countries by the invoiced location and were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2026	June 30, 2025	June 29, 2026	June 30, 2025
	(In thousands)
United States	$432,076	$381,619	$845,673	$739,427
Taiwan	94,343	50,856	185,416	105,012
Other	477,635	298,146	818,941	534,850
Total net sales	$1,004,054	$730,621	$1,850,030	$1,379,289

Long-lived assets include property, plant, and equipment, goodwill, and definite-lived intangibles and were as follows:

	As of
	June 29, 2026	December 29, 2025
	(In thousands)
United States	$887,660	$876,099
China	882,034	732,843
Other	224,724	226,825
Total	$1,994,418	$1,835,767

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	June 29, 2026	December 29, 2025
	(In thousands)
Inventories:
Raw materials	$252,330	$197,531
Work-in-process	52,533	48,236
Finished goods	3,109	4,290
Inventories	$307,972	$250,057

Property, plant, and equipment, net:
Land and land use rights	$73,049	$72,342
Buildings and improvements	652,897	634,785
Machinery and equipment	1,309,682	1,187,187
Furniture and fixtures and other	13,044	11,642
Construction-in-progress	183,304	101,945
Property, plant, and equipment, gross	2,231,976	2,007,901
Less: Accumulated depreciation	(1,044,167)	(997,191)
Property, plant, and equipment, net	$1,187,809	$1,010,710

Other current liabilities:
Income taxes payable	$24,970	$8,080
Sales return and allowances	17,669	12,392
Accrued facility operating costs	14,247	10,497
Operating leases	9,985	8,909
Housing fund	9,322	8,783
Interest	8,900	8,792
Warranty	7,236	7,855
Accrued professional fees	4,710	3,522
Other	42,204	37,420
Other current liabilities	$139,243	$106,250

Other long-term liabilities:
Deferred income taxes	$55,338	$46,334
Derivative liabilities	20,819	—
Customer deposits	18,325	23,465
Finance leases	15,213	15,829
Other	33,620	30,393
Other long-term liabilities	$143,315	$116,021

As of June 29, 2026, prepaid expenses and other current assets include a derivative asset of $6,825 related to the fair value of the Company's forward-starting, fixed-for-fixed USD/CHF cross-currency swap. See Note 1, Nature of Operations and Basis of Presentation for further information.

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

As of June 29, 2026 and December 29, 2025, goodwill by reportable segment was $287,499 and $382,636 for A&D and Commercial, respectively.

Definite-lived Intangibles

The components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
As of June 29, 2026
Customer relationships	$323,500	$(203,041)	$120,459	11.8
Technology	66,650	(50,635)	16,015	8.2
Total	$390,150	$(253,676)	$136,474

As of December 29, 2025
Customer relationships	$323,500	$(189,264)	$134,236	11.8
Technology	66,650	(45,964)	20,686	8.2
Total	$390,150	$(235,228)	$154,922

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2026	June 30, 2025	June 29, 2026	June 30, 2025
	(In thousands)
Total amortization expense	$9,224	$9,224	$18,448	$18,448
Amortization expense in cost of goods sold	2,336	2,336	4,671	4,671

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2026	$18,449
2027	34,543
2028	30,997
2029	22,355
2030	18,178
Thereafter	11,952
Total	$136,474

(7) Long-term Debt and Letters of Credit

Long-term debt was as follows:

	As of
	June 29, 2026		December 29, 2025
	Interest Rate	Principal Outstanding	Interest Rate	Principal Outstanding
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Term Loan due May 2030	5.40	400,000	5.97	342,169
RCF due May 2031	5.15	80,000	—	—
Asia ABL Revolving Loan due June 2028	—	—	5.02	80,000
Other	—	—	5.99	1,981
Total debt		980,000		924,150
Less: Unamortized debt issuance costs		(4,708)		(5,617)
Less: Unamortized debt discount		(1,836)		(2,382)
Subtotal		973,456		916,151
Less: Current maturities		(4,000)		(3,815)
Long-term debt, less current maturities		$969,456		$912,336

The fiscal calendar maturities of debt for the next five years are as follows:

(In thousands)
Remaining 2026	$2,000
2027	5,000
2028	3,000
2029	504,000
2030	386,000
Thereafter	80,000
Total	$980,000

Debt Issuance Costs and Debt Discount

Remaining unamortized debt issuance costs and debt discount were as follows:

	As of
	June 29, 2026			December 29, 2025
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$2,219	$—	4.18%	$2,608	$—	4.18%
Term Loan due May 2030	2,489	1,836	5.68	3,009	2,382	8.01
Total	$4,708	$1,836		$5,617	$2,382

The above debt issuance costs and debt discount are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the RCF of $5,674 as of June 29, 2026 and the previous U.S. ABL and Asia ABL of $874 as of December 29, 2025 are included in deposits and other non-current assets and are amortized to interest expense over the contractual term of each arrangement using the straight-line method of amortization.

As of June 29, 2026, the remaining weighted average amortization period for all unamortized debt issuance costs and debt discount was 4.2 years.

Debt Covenants

Borrowings under the Senior Notes due 2029 and Amended Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments.

Under the occurrence of certain events, the RCF is subject to various financial covenants, including leverage and interest coverage ratios.

2026 Credit Agreement; Refinancing of Term Loan Facility and RCF

On June 1, 2026, the Company entered into the 2026 Credit Agreement, which amended and restated the Company’s Prior Term Loan Facility, and provided for a new RCF. In addition, the 2026 Credit Agreement will permit the Company to add one or more senior secured incremental term loan facilities to the Amended Term Loan Facility, subject to the satisfaction of certain conditions.

Amended Term Loan Facility

The 2026 Credit Agreement provided for a $400,000 senior secured term loan credit facility, of which $4,000 is included in short-term debt and $396,000 is included in long-term debt. The Company received $119,159 in cash and $280,841 of cashless rollover from continuing lenders to pay the full amount of indebtedness outstanding under the Company’s Prior Term Loan Facility, which was $340,436, and related fees and expenses. The Amended Term Loan Facility bears interest at a floating rate of 1-month CME Term SOFR plus an applicable margin of 1.75%. The Amended Term Loan Facility continues to require quarterly principal repayments equal to 1% of the $400,000 initial aggregate principal amount and maintains the same maturity date of May 30, 2030 as the Prior Term Loan Facility.

RCF

In addition, the 2026 Credit Agreement provides for a new RCF that replaces the Company’s previous $150,000 U.S. ABL, which was terminated on June 1, 2026, and the Company’s previous $150,000 Asia ABL, which was also terminated on June 1, 2026. The Company drew $80,000 on the RCF to pay the full amount outstanding under the previous Asia ABL. The $1,000,000 borrowing capacity is available to be drawn in USD by the Company to the extent that Foreign Subsidiary Borrowers (as defined in the 2026 Credit Agreement) have not drawn on the up to $300,000 available. Unless previously terminated in accordance with its terms, the RCF is scheduled to mature in May 2031.

The RCF includes a letter of credit subfacility with a sublimit of $200,000. Borrowings under the RCF bear interest at an interest rate of 1-month CME Term SOFR plus a margin ranging from 1.25% to 2.25% determined by the Company’s Consolidated Leverage Ratio (as defined in the 2026 Credit Agreement) of the previous quarter. The Company is also required to pay unused commitment fees based on the average daily unused portion of the RCF ranging from 0.15% to 0.35% on an annual basis based on the Consolidated Leverage Ratio. The proceeds of the loans may be used to finance working capital needs, for general corporate purposes including acquisitions, or as otherwise permitted under the 2026 Credit Agreement. As of June 29, 2026, available borrowing capacity under the RCF was $913,866.

The obligations under the 2026 Credit Agreement are unconditionally guaranteed by each of the Company’s Guarantors, subject to certain exceptions. In addition, subject to certain exclusions and limitations, the obligations of the Company and each Guarantor in respect of the 2026 Credit Agreement are secured by a perfected first priority security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors, including all of the capital stock held by the Company and the Guarantors (subject to a limitation of 65% on pledges of capital stock of certain foreign subsidiaries and domestic holding companies of foreign subsidiaries).

The 2026 Credit Agreement contains certain affirmative and restrictive covenants that the Company must comply with, including limitations on additional indebtedness, liens, investments, the issuance of dividends, and fundamental changes, as well as other customary covenants for credit facilities of this type. The 2026 Credit Agreement contains customary maintenance financial covenants applicable solely to the RCF. Specifically, the Company is required to maintain a minimum consolidated interest coverage ratio of at least 2.50:1.00 and a maximum consolidated leverage ratio of not greater than 4.50:1.00 as of the end of each fiscal quarter. The maximum consolidated leverage ratio is subject to a customary acquisition holiday that permits the level to increase to 5.00:1.00 for the fiscal quarter in which a qualifying material acquisition is consummated and the following three fiscal quarters. Upon an event of default that is not cured or waived within any applicable cure periods, in addition to other remedies that may be available to the lenders, the obligations under the 2026 Credit Agreement may be accelerated.

Loss on Extinguishment of Debt

During the quarter and two quarters ended June 29, 2026, the Company recognized loss on extinguishment of debt of $747, primarily related to the Company’s Prior Term Loan Facility.

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

During the quarter and two quarters ended June 29, 2026, the Company’s effective tax rate was impacted by a net discrete benefit of $24,637 and $27,452, respectively. The net discrete benefit was primarily related to the deduction of stock‑based compensation, partially offset by tax expenses related to the finalization of China and Canada corporate income tax returns and the approval of the High and New Technology Enterprise (HNTE) status for a manufacturing subsidiary in China.

The Company has various foreign subsidiaries formed or acquired to conduct or support its business outside the U.S. The Company expects its earnings attributable to most foreign subsidiaries may be repatriated back to the U.S. Accordingly, a deferred tax liability has been recorded for foreign withholding taxes and the estimated federal/state tax impact on any repatriation. For the Company’s other foreign subsidiaries with earnings currently being reinvested outside of the U.S., no deferred tax liability on undistributed earnings has been recorded.

(9) Earnings Per Share, Share Repurchase Program, and Accumulated Other Comprehensive Loss

Earnings Per Share

The reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share is as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2026	June 30, 2025	June 29, 2026	June 30, 2025
	(In thousands, except per share amounts)
Net income	$83,047	$41,530	$133,035	$73,708

Basic weighted average shares	104,291	101,857	104,061	101,861
Dilutive effect of PRUs, RSUs, and stock options	3,292	3,016	3,273	2,840
Diluted shares	107,583	104,873	107,334	104,701

Earnings per share:
Basic earnings per share	$0.80	$0.41	$1.28	$0.72
Diluted earnings per share	0.77	0.40	1.24	0.70

PRUs and RSUs to purchase 84 and 42 shares of common stock for the quarter and two quarters ended June 29, 2026, respectively, and PRUs, RSUs, and stock options to purchase 369 and 250 shares of common stock for the quarter and two quarters ended June 30, 2025, respectively, were not included in the computation of diluted earnings per share because the impact would be anti-dilutive. The PRUs would have had an anti-dilutive impact because the performance conditions had not been met during the applicable quarter and two quarters. The RSUs and stock options would have had an anti-dilutive impact because the total expected proceeds under the treasury stock method or the options’ exercise prices were greater than the average market price of common stock during the applicable quarter and two quarters.

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

During the quarter and two quarters ended June 29, 2026, the Company did not repurchase any shares. As of June 29, 2026, the remaining amount in value available to be repurchased under the 2025 Repurchase Program was $100,000.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	As of
	June 29, 2026	December 29, 2025
	(In thousands)
Foreign currency translation	$(33,071)	$(33,374)
Pension obligation	2,891	2,891
Cash flow hedges	742	(447)
Total	$(29,438)	$(30,930)

(10) Fair Value Measures

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	As of
	June 29, 2026		December 29, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivatives designated as hedges:
Derivative assets, current	$2,702	$2,702	$5,212	$5,212
Derivative liabilities, current	—	—	31	31
Derivative liabilities, non-current	—	—	382	382
Derivatives not designated as hedges:
Derivative assets, current	6,825	6,825	—	—
Derivative liabilities, non-current	20,819	20,819	—	—
Senior Notes due March 2029	497,781	481,760	497,392	488,325
Term Loan due May 2030	395,675	401,000	336,778	345,806
RCF due May 2031	80,000	80,000	—	—
Asia ABL Revolving Loan due June 2028	—	—	80,000	80,000
Other loan	—	—	1,981	1,981

The fair value of the derivative instruments was determined using pricing models developed based on the 1-month CME Term SOFR swap rate, USD/CHF spot and forward exchange rates, USD and CHF interest-rate curves, and other observable market data, including quoted market prices, as appropriate using Level 2 inputs. The values were adjusted to reflect non-performance risk of both the counterparty and the Company and deal-contingent provisions, as necessary.

The fair value of the long-term debt was estimated based on quoted market prices, where available, as of June 29, 2026 and December 29, 2025, which are considered Level 2 inputs.

As of June 29, 2026 and December 29, 2025, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

(11) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of June 29, 2026 and December 29, 2025 and included as a component of other current liabilities. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Supplier Finance Program Obligations

The Company has agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $15,307 and $12,535 as of June 29, 2026 and December 29, 2025, respectively.

Banking Facility Agreement

In June 2026, the Company entered a banking facility with a major financial institution to replace a portion of the trade credit capacity granted under the previous Asia ABL. This banking facility provides the Company with a line of credit for up to an aggregate $30,000, which can be used to facilitate payments over imported equipment. The line of credit can be drawn upon for up to one year and six months. On a quarterly basis, the Company is required to pay 1.25% per annum on the drawn portion of the aggregate available line of credit. As of June 29, 2026, the Company had current letters of credit issued under this banking facility agreement of $24,284.

Proposed Acquisitions of STG and ILFA

On June 17, 2026, the Company announced that it had entered into definitive stock purchase agreements to acquire STG and ILFA in separate transactions. These proposed transactions are expected to close in the third quarter of 2026, subject to the satisfaction of regulatory approvals and other customary closing conditions.

In connection with the proposed STG acquisition, the Company entered into an economic hedge to mitigate foreign currency risk of the CHF-denominated purchase price and interest related to the planned drawdown under the RCF to finance the proposed STG acquisition. See Note 1, Nature of Operations and Basis of Presentation for further information.

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

On June 1, 2026, we entered into the 2026 Credit Agreement, which amended and restated our Prior Term Loan Facility, and provided for the Amended Term Loan Facility and a new RCF that replaced our prior revolving credit facilities, which have been terminated. In addition, the 2026 Credit Agreement will permit us to add one or more senior secured incremental term loan facilities to the Amended Term Loan Facility, subject to the satisfaction of certain conditions.

On June 17, 2026, we announced that we had entered into definitive stock purchase agreements to acquire STG and ILFA in separate transactions. These proposed transactions are expected to close in the third quarter of 2026, subject to the satisfaction of regulatory approvals and other customary closing conditions. In connection with the proposed STG acquisition, we entered into an economic hedge to mitigate foreign currency risk of the CHF-denominated purchase price and interest related to the planned drawdown under the RCF to finance the proposed STG acquisition.

FINANCIAL OVERVIEW

Our customers include both OEMs and EMS providers. We sell to OEMs both directly and indirectly through EMS providers. For such indirect sales, we classify net sales based on OEM companies as they are the ultimate end customers. Sales to our ten largest customers collectively accounted for 55% of our net sales for both the quarter and two quarters ended June 29, 2026. Sales to our ten largest customers collectively accounted for 53% and 54% of our net sales for the quarter and two quarters ended June 30, 2025, respectively.

The percentage of our net sales attributable to each of the principal end markets we served was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2026	June 30, 2025 (1)	June 29, 2026	June 30, 2025 (1)
End Markets (2):
Aerospace and Defense	37%	45%	39%	47%
Automotive	8	11	8	11
Data Center and Networking	40	29	38	28
Medical, Industrial, and Instrumentation	15	15	15	14
Total	100%	100%	100%	100%

(1)
The end market revenue for the quarter and two quarters ended June 30, 2025 has been recast to reflect the combination of the data center computing and networking end markets.
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

Selected financial highlights are presented in the table below:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2026	June 30, 2025	June 29, 2026	June 30, 2025
	(In thousands, except margin rates)
Net sales	$1,004,054	$730,621	$1,850,030	$1,379,289
Cost of goods sold	792,196	582,512	1,456,991	1,100,208
Gross profit	211,858	148,109	393,039	279,081
Gross margin	21.1%	20.3%	21.2%	20.2%
Operating expenses:
Selling and marketing	25,490	21,316	50,484	42,587
General and administrative	62,107	49,719	130,852	93,493
Research and development	7,978	7,009	15,786	15,073
Amortization of definite-lived intangibles	6,888	6,888	13,777	13,777
Restructuring charges	340	1,408	636	2,122
Total operating expenses	102,803	86,340	211,535	167,052
Operating income	109,055	61,769	181,504	112,029
Operating margin	10.9%	8.5%	9.8%	8.1%
Total other expense, net	(27,808)	(16,244)	(41,732)	(25,513)
Income tax benefit (provision)	1,800	(3,995)	(6,737)	(12,808)
Net income	$83,047	$41,530	$133,035	$73,708

Net Sales

Total net sales increased $273.4 million, or 37.4%, to $1,004.1 million for the quarter ended June 29, 2026, from $730.6 million for the quarter ended June 30, 2025. The primary driver of this increase was due to continued strong demand in our data center and networking end market driven by the continued build out of AI data centers and related applications, as well as strong growth in our aerospace and defense and medical, industrial, and instrumentation end markets.

Total net sales increased $470.7 million, or 34.1%, to $1,850.0 million for the two quarters ended June 29, 2026, from $1,379.3 million for the two quarters ended June 30, 2025. The primary driver of this increase was due to continued strong demand in our data center and networking end market driven by the continued build out of AI data centers and related applications, as well as strong growth in our medical, industrial, and instrumentation and aerospace and defense end markets.

Gross Profit and Margin Rate

Gross profit increased $63.7 million to $211.9 million for the quarter ended June 29, 2026, from $148.1 million for the quarter ended June 30, 2025. Gross margin rate increased to 21.1% for the quarter ended June 29, 2026, from 20.3% for the quarter ended June 30, 2025. These increases were primarily due to higher sales volume, favorable product mix, and improved operational execution.

Gross profit increased $114.0 million to $393.0 million for the two quarters ended June 29, 2026, from $279.1 million for the two quarters ended June 30, 2025. Gross margin rate increased to 21.2% for the two quarters ended June 29, 2026, from 20.2% for the two quarters ended June 30, 2025. These increases were primarily due to higher sales volume, favorable product mix, and improved operational execution.

Operating Expenses

Operating expenses increased $16.5 million to $102.8 million for the quarter ended June 29, 2026, from $86.3 million for the quarter ended June 30, 2025, primarily due to higher labor costs, incentive compensation, and acquisition costs.

Operating expenses increased $44.5 million to $211.5 million for the two quarters ended June 29, 2026, from $167.1 million for the two quarters ended June 30, 2025, primarily due to higher stock-based compensation, labor costs, incentive compensation, and acquisition costs. The increase in stock-based compensation was primarily driven by exceeding predetermined targets, stock price appreciation, and vesting of certain performance-based stock grants.

Operating Income and Margin Rate

Operating income increased $47.3 million to $109.1 million for the quarter ended June 29, 2026, from $61.8 million for the quarter ended June 30, 2025. Operating margin rate increased to 10.9% for the quarter ended June 29, 2026, from 8.5% for the quarter ended June 30, 2025. The primary drivers of these increases are discussed above in the variance explanations for Gross Profit and Margin Rate and Operating Expenses.

Operating income increased $69.5 million to $181.5 million for the two quarters ended June 29, 2026, from $112.0 million for the two quarters ended June 30, 2025. Operating margin rate increased to 9.8% for the two quarters ended June 29, 2026, from 8.1% for the two quarters ended June 30, 2025. The primary drivers of these increases are discussed above in the variance explanations for Gross Profit and Margin Rate and Operating Expenses.

Total Other Expense, Net

Total other expense, net increased $11.6 million to $27.8 million for the quarter ended June 29, 2026, from $16.2 million for the quarter ended June 30, 2025, primarily due to a higher amount of foreign exchange losses during the quarter ended June 29, 2026 resulting from strengthening RMB and MYR during the quarter ended June 29, 2026 as compared to the quarter ended June 30, 2025. We utilize the RMB and MYR at our China and Malaysia facilities, respectively, for employee‑related and other costs of running our operations in foreign countries.

Total other expense, net increased $16.2 million to $41.7 million for the two quarters ended June 29, 2026, from $25.5 million for the two quarters ended June 30, 2025, primarily due to a higher amount of foreign exchange losses during the two quarters ended June 29, 2026 resulting from strengthening RMB and MYR during the two quarters ended June 29, 2026 as compared to the two quarters ended June 30, 2025.

Income Taxes

Income tax benefit increased $5.8 million to $1.8 million for the quarter ended June 29, 2026, from $4.0 million income tax expense for the quarter ended June 30, 2025, primarily due to tax benefits from the deduction of stock-based compensation, partially offset by tax expense driven by higher income before income taxes.

Income tax expense decreased $6.1 million to $6.7 million for the two quarters ended June 29, 2026, from $12.8 million for the two quarters ended June 30, 2025, primarily due to tax benefits from the deduction of stock-based compensation, partially offset by tax expense driven by higher income before income taxes.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of $52.8 million and $41.8 million as of June 29, 2026 and June 30, 2025, respectively.

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

Selected segment financial highlights, with reconciliations to operating income, are presented in the table below:

	For the Quarter Ended		For the Two Quarters Ended
	June 29, 2026	June 30, 2025	June 29, 2026	June 30, 2025
	(In thousands, except margin rates)
Segment sales:
A&D	$382,750	$335,183	$734,414	$651,433
Commercial	621,605	395,624	1,116,648	728,329
Total	$1,004,355	$730,807	$1,851,062	$1,379,762
Segment operating income:
A&D	$63,861	$48,145	$118,640	$90,514
Commercial	112,676	60,069	194,244	103,718
Total	176,537	108,214	312,884	194,232
Segment operating margin rate:
A&D	16.7%	14.4%	16.2%	13.9%
Commercial	18.1%	15.2%	17.4%	14.2%
Total	17.6%	14.8%	16.9%	14.1%
Unallocated amounts:
Restructuring	(340)	(1,408)	(636)	(2,122)
Acquisition-related and other charges	(4,749)	—	(4,946)	—
Stock-based compensation	(13,292)	(9,188)	(37,648)	(17,975)
Other corporate expenses	(39,877)	(26,625)	(69,702)	(43,658)
Amortization of definite-lived intangibles (1)	(9,224)	(9,224)	(18,448)	(18,448)
Operating income	$109,055	$61,769	$181,504	$112,029

(1)
Amortization of definite-lived intangibles relates to the A&D reportable segment, but is not reviewed separately by the CODM.

Segment operating income, as reconciled in Part I, Item 1, Note 4, Segment Information, of the Notes to Consolidated Condensed Financial Statements in this Report, and segment operating margin rate (segment operating income divided by segment sales) are presented in conformity with Accounting Standards Codification (ASC) Topic 280, Segment Reporting. These measures are reported to the CODM, who is the President and CEO, for purposes of making decisions about allocating resources to the segments and assessing their performance. For these reasons, these measures are excluded from the definition of non‑GAAP financial measures under the SEC's Regulation G and Item 10(e) of Regulation S-K.

A&D

Segment Sales

Segment sales for the A&D reportable segment increased $47.6 million, or 14.2%, to $382.8 million for the quarter ended June 29, 2026, from $335.2 million for the quarter ended June 30, 2025. The primary drivers of this increase were strong defense budget spending, our strong strategic program alignment, and key bookings for ongoing franchise programs, including restricted programs. These increases were driven by increased sales related to missiles and munitions as well as strong demand in our mission systems and specialty assembly businesses.

Segment sales for the A&D reportable segment increased $83.0 million, or 12.7%, to $734.4 million for the two quarters ended June 29, 2026, from $651.4 million for the two quarters ended June 30, 2025. The primary drivers of the increase were as discussed in the paragraph above.

Segment Operating Income and Margin Rate

Segment operating income for the A&D reportable segment increased $15.7 million to $63.9 million for the quarter ended June 29, 2026, from $48.1 million for the quarter ended June 30, 2025. Segment operating margin rate for the A&D reportable segment increased to 16.7% for the quarter ended June 29, 2026, from 14.4% for the quarter ended June 30, 2025. The primary drivers of these increases were higher sales volume, as discussed above, favorable product mix, and improved operational execution.

Segment operating income for the A&D reportable segment increased $28.1 million to $118.6 million for the two quarters ended June 29, 2026, from $90.5 million for the two quarters ended June 30, 2025. Segment operating margin rate for the A&D reportable segment increased to 16.2% for the two quarters ended June 29, 2026, from 13.9% for the two quarters ended June 30, 2025. The primary drivers of these increases were as discussed in the paragraph above.

Commercial

Segment Sales

Segment sales for the Commercial reportable segment increased $226.0 million, or 57.1%, to $621.6 million for the quarter ended June 29, 2026, from $395.6 million for the quarter ended June 30, 2025. The primary drivers of this increase were strong demand in our data center and networking end market driven by the continued buildout of AI data centers and related applications, as well as strong sales performance in our medical, industrial, and instrumentation end market.

Segment sales for the Commercial reportable segment increased $388.3 million, or 53.3%, to $1,116.6 million for the two quarters ended June 29, 2026, from $728.3 million for the two quarters ended June 30, 2025. The primary drivers of this increase were as discussed in the paragraph above.

Segment Operating Income and Margin Rate

Segment operating income for the Commercial reportable segment increased $52.6 million to $112.7 million for the quarter ended June 29, 2026, from $60.1 million for the quarter ended June 30, 2025. Segment operating margin rate for the Commercial reportable segment increased to 18.1% for the quarter ended June 29, 2026, from 15.2% for the quarter ended June 30, 2025. The primary drivers of these increases were higher sales volume, as discussed above, improving mix, and improved operational execution.

Segment operating income for the Commercial reportable segment increased $90.5 million to $194.2 million for the two quarters ended June 29, 2026, from $103.7 million for the two quarters ended June 30, 2025. Segment operating margin rate for the Commercial reportable segment increased to 17.4% for the two quarters ended June 29, 2026, from 14.2% for the two quarters ended June 30, 2025. The primary drivers of these increases were as discussed in the paragraph above.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of debt, and borrowings under our RCF. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, fund working capital requirements, repay debt obligations, and repurchase common stock. We anticipate that financing capital expenditures, financing acquisitions including but not limited to the proposed STG and ILFA acquisitions, funding working capital requirements, servicing debt, and repurchasing common stock will be the principal demands on our cash in the future.

Cash flow provided by operating activities during the first two quarters of 2026 was $118.2 million as compared to cash flow provided by operating activities of $87.1 million in the same period in 2025. The increase in cash flow was primarily due to an increase in net income of $59.3 million partially offset by increased working capital largely driven by the timing of collections.

Net cash used in investing activities during the first two quarters of 2026 was $157.2 million, primarily resulting from the use of $169.2 million for net purchases of property, plant, and equipment and other assets, partially offset by the receipt of $12.0 million of proceeds from the sale of property, plant, and equipment and other assets. Net cash used in investing activities during the first two quarters of 2025 was $123.5 million, primarily resulting from the use of $123.7 million for net purchases of property, plant, and equipment and other assets.

Net cash provided by financing activities during the first two quarters of 2026 was $45.6 million, primarily reflecting proceeds from long-term debt borrowing of $199.2 million, partially offset by repayment of long-term debt borrowings of $143.3 million, repayments of $5.0 million for customer deposits, and $4.7 million for payment of debt issuance costs. Net cash used in financing activities during the first two quarters of 2025 was $19.8 million, reflecting the use of $17.9 million for repurchases of common stock and $1.9 million for the repayment of long-term debt borrowings.

As of June 29, 2026, we had cash and cash equivalents of approximately $507.9 million, of which approximately $185.4 million was held by our foreign subsidiaries, primarily in China, $913.9 million of available borrowing capacity under our RCF, and $5.7 million of available letters of credit under our banking facility. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax expenses not previously accrued for the repatriation of this cash.

Our total 2026 capital expenditures are expected to be in the range of $345.0 million to $365.0 million, primarily for capacity expansion to meet market demand.

Share Repurchases

On May 8, 2025, our Board of Directors authorized the 2025 Repurchase Program, under which we may repurchase up to $100.0 million in value of our common stock from time to time through May 7, 2027. We did not repurchase any shares of our common stock during the quarter ended June 29, 2026. As of June 29, 2026, the remaining amount in value available to be repurchased under the 2025 Repurchase Program was $100.0 million.

Long-term Debt and Letters of Credit

As of June 29, 2026, we had $973.5 million of outstanding debt, net of discount and issuance costs, composed of $497.8 million of Senior Notes due 2029, $395.7 million under the Amended Term Loan Facility, and $80.0 million under the RCF.

Pursuant to the terms of the Senior Notes due 2029 and the 2026 Credit Agreement (which provides for the Amended Term Loan Facility and the RCF), we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments, and with respect to the RCF, various financial covenants, including leverage and interest coverage ratios. As of June 29, 2026, we were in compliance with the covenants under the Senior Notes due 2029 and the 2026 Credit Agreement.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and cash from the issuance of available term, incremental, and revolving debt will be adequate to meet our currently anticipated capital expenditure, acquisitions, debt service, and working capital needs for the next 12 months. Additional information regarding our indebtedness, including information about the credit available under our debt facilities, interest rates, and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 7, Long‑term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Report.

Supplier Finance Program Obligations

We have agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $15.3 million and $12.5 million as of June 29, 2026 and December 29, 2025, respectively.

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases.

A summary of our long-term debt obligations as of June 29, 2026 is included in Part I, Item 1, Note 7, Long‑term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Report.

Our aggregate interest on debt obligations as of June 29, 2026, amounted to $162.8 million, which is expected to be settled as follows: $45.9 million within 1 year, $89.9 million within 1-3 years, and $27.0 million within 4-5 years. For debt obligations based on variable rates, interest rates used are as of June 29, 2026.

As of June 29, 2026, there were no other material changes outside the ordinary course of business since December 29, 2025 to our contractual obligations and commitments and the related cash requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risks

In connection with the proposed STG acquisition, we expect to become exposed to additional foreign currency risk from the CHF-denominated purchase price and interest related to the planned drawdown under the RCF to finance the proposed STG acquisition, which is expected to close in the third quarter of 2026, subject to the satisfaction of regulatory approvals and other customary closing conditions.

In an effort to economically mitigate these risks, we entered into a deal-contingent forward-starting, fixed-for-fixed USD/CHF cross-currency swap with a major financial institution. As of June 29, 2026, the swap had a net fair value liability of $14.0 million. The terms of the deal-contingent swap were as follows:

As of June 29, 2026
	Remaining 2026	2027	2028	2029	2030	Thereafter
(In thousands, except interest rates)
USD principal (1)	Pay USD 381,083	—	—	—	—	Receive USD 381,083
CHF principal (1)	Receive CHF 306,200	—	—	—	—	Pay CHF 306,200
USD interest (2)	—	Receive 6.00%	Receive 6.00%	Receive 6.00%	Receive 6.00%	Receive 6.00%
CHF interest (2)	—	Pay 3.025%	Pay 3.025%	Pay 3.025%	Pay 3.025%	Pay 3.025%

(1)
Effective September 30, 2026 and matures on September 30, 2033.
(2)
Settlements commence March 31, 2027 through maturity, settled semiannually each March 31 and September 30.

See Part I, Item 1, Note 1, Nature of Operations and Basis of Presentation, of the Notes to Consolidated Condensed Financial Statements in this Report for further information.

Interest Rate Risks

As of June 29, 2026, 76.5% of our total debt was based on fixed rates. Based on our borrowings as of June 29, 2026, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $2.3 million.

Debt Instruments

The fiscal calendar maturities of our debt instruments for the next five years and thereafter were as follows:

	As of June 29, 2026
	Remaining 2026	2027	2028	2029	2030	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands, except interest rates)
Variable Rate (1)	$2,000	$5,000	$3,000	$4,000	$386,000	$80,000	$480,000	$481,000	5.36%
Fixed Rate	—	—	—	500,000	—	—	500,000	481,760	4.00
Total	$2,000	$5,000	$3,000	$504,000	$386,000	$80,000	$980,000	$962,760

(1)
Interest rate swap effectively fixed $250,000 of variable rate debt.

There have been no other material changes to our risks as previously disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of June 29, 2026, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the quarter ended June 29, 2026, we identified the following material change to a risk factor that was previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2025.

We are subject to risks of currency exchange rate fluctuations.

A portion of our cash, other assets, and liabilities is held in currencies other than the USD. Changes in exchange rates among other currencies and the USD will affect the value of these assets or liabilities and could negatively impact the amount of cash available to fund operations or repay debt. To the extent that we decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Additionally, we expect to have revenues, expenses, and costs denominated in currencies other than the USD, which include but are not limited to the RMB, the MYR, the CHF, and the Euro. Fluctuations in the exchange rates between the USD and the RMB, the MYR, the CHF, the Euro, or any other currency where we are exposed to foreign currency risk and do not hedge to manage such risk could result in increases in our expenses or decreases in our revenues, which could negatively impact our business, financial condition, and results of operations. In connection with the proposed STG acquisition, we entered into a deal-contingent USD/CHF cross-currency swap, as disclosed in more detail above. Significant inflation or disproportionate changes in foreign exchange rates could occur from general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

There have been no other material changes in our risk factors as previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 8, 2025, our Board of Directors authorized a new share repurchase program, under which we may repurchase up to $100.0 million in value of our outstanding shares of common stock from time to time through May 7, 2027.

We did not repurchase any shares of our common stock during the quarter ended June 29, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 29, 2026, none of our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" for the purchase or sale of our securities (as those terms are defined in Regulation S-K, Item 408).

Item 6. Exhibits

Exhibit		Filed/Furnished	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

10.1‡	TTM Technologies, Inc. Form of Restricted Stock Unit Award Grant Notice and Award Agreement (for non-employee directors) pursuant to TTM Technologies, Inc. 2023 Incentive Compensation Plan	X

10.2‡	TTM Technologies, Inc. Equity Advantage Match Plan		8-K	000-31285	10.1	May 8, 2026

10.3	Second Amended & Restated Credit Agreement, dated as of June 1, 2026, by and among TTM Technologies, Inc., as Borrower, the foreign subsidiary borrowers party thereto, any designated borrowers party thereto, the several Lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.		8-K	000-31285	10.1	June 3, 2026

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TTM Technologies, Inc.

/s/ Daniel L. Boehle

Dated: August 5, 2026	Daniel L. Boehle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)