Form 10-Q
period 2026-09-28
TTM TECHNOLOGIES INC
filed 2026-10-28
CIK 1116942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2026

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

As of October 23, 2026, there were outstanding 105,375,520 shares of the registrant’s Common Stock, $0.001 par value.

TTM TECHNOLOGIES, INC.

Form 10-Q

For the Quarter Ended September 28, 2026

Glossary of Terms and Acronyms

The following table provides definitions of certain terms and acronyms that may be used within the text of this Report.

2025 Share Repurchase Program	Share repurchase program authorized by the Board of Directors on May 8, 2025	MYR	Malaysian ringgit
2026 Share Repurchase Program	Share repurchase program authorized by the Board of Directors on October 27, 2026	ODMs	Original design manufacturers
2026 Credit Agreement

Second Amended and Restated Credit Agreement by and among the Company, the foreign subsidiary borrowers party thereto, any designated borrowers party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto, dated June 1, 2026

		OEMs	Original equipment manufacturers
A&D	Aerospace and Defense	Ophir Optics	MKS Inc.'s Ophir Optics business
AI	Artificial intelligence	PCB	Printed circuit board
Amended Term Loan Facility	Repriced and upsized $400.0 million senior secured term loan credit facility under the 2026 Credit Agreement	Prior Term Loan Facility	First Amendment, dated as of August 1, 2024, to that certain Amended and Restated Term Loan Credit Agreement, dated as of May 30, 2023
Asia ABL	Asia Asset-Based Lending Credit Agreement	PRUs	Performance-based restricted stock units
ASU	Accounting Standards Update	RCF	Senior secured cash flow revolving credit facility with committed maximum borrowing capacity of up to $1.0 billion under the 2026 Credit Agreement
CEO	Chief Executive Officer	Report	This Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2026
CFO	Chief Financial Officer	RF	Radio frequency
CHF	Swiss franc	RF&S Components	RF and Specialty Components
CME	Chicago Mercantile Exchange	RMB	Chinese Renminbi
CODM	Chief operating decision maker	RSUs	Restricted stock units
Company	TTM Technologies, Inc.	SEC	Securities and Exchange Commission
EMS	Electronic manufacturing services	Senior Notes due 2029	$500.0 million aggregate principal amount of 4.000% Senior Notes due March 1, 2029, issued by the Company on March 10, 2021
Epiq	EDS Intermediate Holding, LLC	Senior Notes due 2034	$500.0 million aggregate principal amount of 6.750% Senior Notes due October 1, 2034, issued by the Company on September 24, 2026
Exchange Act	Securities Exchange Act of 1934, as amended	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	STG	Swiss Technology Group AG
Guarantors	The Company’s direct and indirect, existing and future domestic subsidiary guarantors, subject to certain exceptions	Third Amended and Restated Credit Agreement	2026 Credit Agreement, as amended and restated as of September 30, 2026
Incremental Facilities	Incremental Term Loan A Facility and Incremental Term Loan B Facility, collectively	U.S. ABL	U.S. Asset-Based Lending Credit Agreement
Incremental Term Loan A Facility	$300.0 million senior secured incremental term loan A facility established under the Third Amended and Restated Credit Agreement, maturing May 30, 2031	U.S. GAAP	Accounting principles generally accepted in the United States of America
Incremental Term Loan B Facility	$800.0 million seven-year senior secured incremental term loan B facility established under the Third Amended and Restated Credit Agreement, maturing September 30, 2033	USD	U.S. dollar

The Company uses a 52/53-week fiscal calendar with the fourth quarter ending on the Monday nearest December 31. Discussion and analysis in this Report is for the quarter and three quarters ended September 28, 2026, compared to the quarter and three quarters ended September 29, 2025, unless otherwise stated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

TTM TECHNOLOGIES, INC.

Consolidated Condensed Balance Sheets

As of September 28, 2026 and December 29, 2025

	As of
	September 28, 2026	December 29, 2025
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$876,347	$501,234
Accounts receivable, net	836,362	563,741
Contract assets	793,552	468,006
Inventories	325,432	250,057
Prepaid expenses and other current assets	130,024	72,368
Total current assets	2,961,717	1,855,406
Property, plant, and equipment, net	1,286,879	1,010,710
Operating lease right-of-use assets	96,164	80,914
Goodwill	872,665	670,135
Definite-lived intangibles, net	238,250	154,922
Deposits and other non-current assets	107,245	68,244
Total assets	$5,562,920	$3,840,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$184,000	$3,815
Accounts payable	1,032,661	543,538
Contract liabilities	202,342	175,627
Accrued salaries, wages, and benefits	163,552	132,967
Other current liabilities	190,930	106,250
Total current liabilities	1,773,485	962,197
Long-term debt, net of discount and issuance costs	1,459,872	912,336
Operating lease liabilities	102,798	87,524
Other long-term liabilities	184,323	116,021
Total long-term liabilities	1,746,993	1,115,881
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.001 par value; 300,000 shares authorized, 115,197 shares issued as of September 28, 2026 and December 29, 2025; 105,375 and 103,379 shares outstanding as of September 28, 2026 and December 29, 2025, respectively	115	115
Treasury stock – common stock at cost; 9,822 and 11,818 shares as of September 28, 2026 and December 29, 2025, respectively	(146,633)	(174,744)
Additional paid-in capital	984,955	951,942
Retained earnings	1,233,708	1,015,870
Accumulated other comprehensive loss	(29,703)	(30,930)
Total stockholders’ equity	2,042,442	1,762,253
Total liabilities and stockholders' equity	$5,562,920	$3,840,331

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Operations

For the Quarter and Three Quarters Ended September 28, 2026 and September 29, 2025

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2026	September 29, 2025	September 28, 2026	September 29, 2025
	(Unaudited)
	(In thousands, except per share data)
Net sales	$1,203,855	$752,736	$3,053,885	$2,132,025
Cost of goods sold	911,991	596,000	2,368,982	1,696,208
Gross profit	291,864	156,736	684,903	435,817
Operating expenses:
Selling and marketing	25,142	21,796	75,626	64,383
General and administrative	87,554	48,598	218,406	142,091
Research and development	9,646	7,038	25,432	22,111
Amortization of definite-lived intangibles	6,889	6,889	20,666	20,666
Restructuring charges	380	509	1,016	2,631
Total operating expenses	129,611	84,830	341,146	251,882
Operating income	162,253	71,906	343,757	183,935
Other (expense) income:
Interest expense	(12,809)	(10,399)	(33,905)	(32,958)
Loss on extinguishment of debt	—	—	(747)	—
Realized and unrealized losses on derivative instruments	(6,103)	—	(20,097)	—
Other, net	(1,640)	306	(7,535)	(2,648)
Total other expense, net	(20,552)	(10,093)	(62,284)	(35,606)
Income before income taxes	141,701	61,813	281,473	148,329
Income tax provision	(56,898)	(8,758)	(63,635)	(21,566)
Net income	$84,803	$53,055	$217,838	$126,763

Earnings per share:
Basic earnings per share	$0.80	$0.51	$2.08	$1.24
Diluted earnings per share	0.79	0.50	2.03	1.21

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Comprehensive Income

For the Quarter and Three Quarters Ended September 28, 2026 and September 29, 2025

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2026	September 29, 2025	September 28, 2026	September 29, 2025
	(Unaudited)
	(In thousands)
Net income	$84,803	$53,055	$217,838	$126,763
Other comprehensive (loss) income, net of tax:
Pension obligation	(2,891)	—	(2,891)	1,174
Foreign currency translation	208	49	511	208
Net unrealized gain (loss) on derivatives:
Unrealized gain (loss)	2,922	335	4,327	(1,439)
Amounts realized in the statement of operations	(504)	(522)	(720)	(793)
Net	2,418	(187)	3,607	(2,232)
Other comprehensive (loss) income, net of tax	(265)	(138)	1,227	(850)
Comprehensive income, net of tax	$84,538	$52,917	$219,065	$125,913

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Stockholders’ Equity

For the Three Quarters Ended September 28, 2026 and September 29, 2025

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 29, 2025	115,197	$115	(11,818)	$(174,744)	$951,942	$1,015,870	$(30,930)	$1,762,253
Net income	—	—	—	—	—	49,988	—	49,988
Other comprehensive income	—	—	—	—	—	—	1,064	1,064
Issuance of stock for PRUs	—	—	436	6,350	(6,350)	—	—	—
Issuance of stock for RSUs	—	—	28	418	(418)	—	—	—
Stock-based compensation	—	—	—	—	24,356	—	—	24,356
Balance, March 30, 2026	115,197	$115	(11,354)	$(167,976)	$969,530	$1,065,858	$(29,866)	$1,837,661
Net income	—	—	—	—	—	83,047	—	83,047
Other comprehensive income	—	—	—	—	—	—	428	428
Issuance of stock for RSUs	—	—	1,500	20,933	(20,933)	—	—	—
Stock-based compensation	—	—	—	—	13,292	—	—	13,292
Balance, June 29, 2026	115,197	$115	(9,854)	$(147,043)	$961,889	$1,148,905	$(29,438)	$1,934,428
Net income	—	—	—	—	—	84,803	—	84,803
Other comprehensive loss	—	—	—	—	—	—	(265)	(265)
Issuance of stock for RSUs, net of shares withheld	—	—	32	410	(1,024)	—	—	(614)
Stock-based compensation	—	—	—	—	24,090	—	—	24,090
Balance, September 28, 2026	115,197	$115	(9,822)	$(146,633)	$984,955	$1,233,708	$(29,703)	$2,042,442

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
	(Unaudited)
	(In thousands)
Balance, December 30, 2024	113,161	$113	(11,164)	$(157,570)	$910,741	$838,422	$(27,882)	$1,563,824
Net income	—	—	—	—	—	32,178	—	32,178
Other comprehensive income	—	—	—	—	—	—	87	87
Issuance of stock for PRUs	305	—	—	—	—	—	—	—
Issuance of stock for RSUs	20	—	—	—	—	—	—	—
Repurchases of common stock	—	—	(700)	(17,875)	—	—	—	(17,875)
Stock-based compensation	—	—	—	—	8,787	—	—	8,787
Balance, March 31, 2025	113,486	$113	(11,864)	$(175,445)	$919,528	$870,600	$(27,795)	$1,587,001
Net income	—	—	—	—	—	41,530	—	41,530
Other comprehensive loss	—	—	—	—	—	—	(799)	(799)
Issuance of stock for RSUs	1,687	2	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	9,188	—	—	9,188
Balance, June 30, 2025	115,173	$115	(11,864)	$(175,445)	$928,714	$912,130	$(28,594)	$1,636,920
Net income	—	—	—	—	—	53,055	—	53,055
Other comprehensive loss	—	—	—	—	—	—	(138)	(138)
Issuance of stock for RSUs	22	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,611	—	—	11,611
Balance, September 29, 2025	115,195	$115	(11,864)	$(175,445)	$940,325	$965,185	$(28,732)	$1,701,448

See accompanying notes to consolidated condensed financial statements.

TTM TECHNOLOGIES, INC.

Consolidated Condensed Statements of Cash Flows

For the Three Quarters Ended September 28, 2026 and September 29, 2025

	For the Three Quarters Ended
	September 28, 2026	September 29, 2025
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$217,838	$126,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant, and equipment	94,724	82,135
Amortization of definite-lived intangible assets	27,672	27,673
Amortization of debt discount and issuance costs	1,895	1,609
Loss on extinguishment of debt	747	—
Deferred income taxes	19,003	1,461
Stock-based compensation	61,738	29,586
Unrealized loss on derivative instruments	12,710	—
Other	6,252	5,512
Changes in operating assets and liabilities:
Accounts receivable, net	(259,039)	(51,536)
Contract assets	(315,828)	(65,585)
Inventories	(67,332)	(28,702)
Prepaid expenses and other assets	(52,473)	(11,667)
Accounts payable	375,981	102,253
Contract liabilities	26,715	(21,547)
Accrued salaries, wages, and benefits	28,214	22,944
Other liabilities	94,066	8,053
Net cash provided by operating activities	272,883	228,952
Cash flows from investing activities:
Acquisition of STG, net of cash acquired	(369,129)	—
Net purchases of property, plant, and equipment and other assets	(251,636)	(223,176)
Proceeds from sale of property, plant, and equipment and other assets	14,498	489
Other	(7,387)	—
Net cash used in investing activities	(613,654)	(222,687)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	1,079,159	—
Repayment of long-term debt borrowings	(344,310)	(2,845)
Payment of debt issuance costs	(12,000)	—
Repayment of customer deposits	(5,750)	—
Repurchases of common stock	—	(17,875)
Customer deposits	—	1,500
Other	(1,451)	—
Net cash provided by (used in) financing activities	715,648	(19,220)
Effect of foreign currency exchange rates on cash and cash equivalents	236	143
Net increase (decrease) in cash and cash equivalents	375,113	(12,812)
Cash and cash equivalents at beginning of period	501,234	503,932
Cash and cash equivalents at end of period	$876,347	$491,120
Supplemental cash flow information:
Cash paid, net for interest	$39,535	$39,807
Cash paid, net for income taxes	11,300	19,426
Supplemental disclosure of non-cash investing and financing activities:
Cashless rollover of debt	$280,841	$—
Property, plant, and equipment recorded in accounts payable and other current liabilities	167,275	62,561

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

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated condensed financial statements and accompanying notes. Due, in part, to the conflict between Russia and Ukraine and conflicts in the Middle East, as well as other global regions, the imposition of, or changes to, tariffs by the United States as well as retaliatory tariffs or measures by other countries, and the rising prices of global crude oil, the global economy and financial markets have continued to be volatile. As such, the Company has considered information available to it as of the date of issuance of these consolidated condensed financial statements and is not aware of any specific events or circumstances that would require an update to its estimates or judgments, or a revision to the carrying value of its assets or liabilities. The actual results the Company experienced may differ materially and adversely from its estimates.

Derivative Instruments

All derivatives are recognized on the Company's consolidated condensed balance sheets at fair value based on quoted market prices or the Company's estimate of their fair value, and are recorded in current or non-current assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in net earnings or other comprehensive (loss) income, based on whether the instrument is designated and effective as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive loss are reclassified to earnings in the period the hedged item affects earnings. If the underlying hedged transaction ceases to exist, any associated amounts reported in accumulated other comprehensive loss are reclassified to earnings at that time.

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

(2) Revenues

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete for loss contracts as of September 28, 2026 and December 29, 2025 were $17,438 and $33,163, respectively.

As of September 28, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for long‑term contracts was $463,492. The Company expects to recognize revenue on approximately 55% of the remaining performance obligations for the Company’s long-term contracts over the next 12 months with the remaining amount expected to be recognized thereafter. The remaining performance obligations for the Company’s short‑term contracts are expected to be recognized within one year, and the Company is applying the optional permitted exemption to forgo disclosing the amount of transaction price allocated to the remaining performance obligations for contracts with an expected duration of one year or less.

Revenue recognized for the three quarters ended September 28, 2026 from amounts recorded as contract liabilities as of December 29, 2025 was $92,514. Revenue recognized for the three quarters ended September 29, 2025 from amounts recorded as contract liabilities as of December 30, 2024 was $82,722.

Revenue from products and services transferred to customers over time and at a point in time accounted for 97% and 3%, respectively, of the Company's revenue for the quarter and three quarters ended September 28, 2026, and 96% and 4%, respectively, of the Company's revenue for the quarter and three quarters ended September 29, 2025.

Disaggregated revenue by principal end markets within reportable segments was as follows:

	For the Quarter Ended
	September 28, 2026			September 29, 2025
	A&D	Commercial	Total	A&D	Commercial	Total
	(In thousands)
End Markets (1):
Aerospace and Defense	$404,538	$—	$404,538	$333,556	$—	$333,556
Automotive	—	88,045	88,045	—	79,355	79,355
Data Center and Networking	10,396	487,619	498,015	9,316	222,092	231,408
Medical, Industrial, and Instrumentation	1,327	211,930	213,257	1,128	107,289	108,417
Total	$416,261	$787,594	$1,203,855	$344,000	$408,736	$752,736

	For the Three Quarters Ended
	September 28, 2026			September 29, 2025
	A&D	Commercial	Total	A&D	Commercial	Total
	(In thousands)
End Markets (1):
Aerospace and Defense	$1,117,260	$—	$1,117,260	$966,066	$—	$966,066
Automotive	—	237,280	237,280	—	232,133	232,133
Data Center and Networking	28,838	1,176,268	1,205,106	26,266	605,117	631,383
Medical, Industrial, and Instrumentation	3,980	490,259	494,239	3,046	299,397	302,443
Total	$1,150,078	$1,903,807	$3,053,885	$995,378	$1,136,647	$2,132,025

(1)
The end market revenue for the quarter and three quarters ended September 29, 2025 has been recast to reflect certain adjustments to allocations resulting from the segment reorganization that occurred during the quarter ended March 30, 2026 as well as the combination of the data center computing and networking end markets. The end market revenue excludes intersegment sales totaling $567 and $1,599 for the quarter and three quarters ended September 28, 2026, respectively, and $666 and $1,139 for the quarter and three quarters ended September 29, 2025, respectively. See Note 4, Segment Information, for further information.

(3) Significant Customers and Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable.

The Company had cash and cash equivalents held by its foreign subsidiaries of $241,087 and $191,925 as of September 28, 2026 and December 29, 2025, respectively. The Company maintains its cash and cash equivalents with major financial institutions and such balances exceed Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

In the normal course of business, the Company extends credit to its customers. Some customers to whom the Company extends credit are located outside the United States. The Company performs ongoing credit evaluations of customers, does not require collateral, and considers the credit risk profile of the entity from which the receivable is due in further evaluating collection risk. As of September 28, 2026, two customers collectively accounted for 30% of the Company's accounts receivable, and as of December 29, 2025, one customer accounted for 14% of the Company's accounts receivable.

The Company’s customers include both OEMs and EMS companies. The Company’s OEM customers often direct a significant portion of their purchases through EMS companies. While the Company’s customers include both OEM and EMS providers, the Company measures customer concentration based on OEM companies, as they are the ultimate end customers.

For the quarter and three quarters ended September 28, 2026, one customer and two customers collectively accounted for approximately 20% and 27% of the Company's net sales, respectively. For the quarter and three quarters ended September 29, 2025, two customers collectively accounted for approximately 23% and 22% of the Company's net sales, respectively.

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

Reconciliations of net sales and segment operating income were as follows:

	For the Quarter Ended
	September 28, 2026			September 29, 2025
	Net Sales	Intersegment Sales	Segment Sales	Net Sales	Intersegment Sales	Segment Sales
	(In thousands)
A&D	$416,261	$279	$416,540	$344,000	$482	$344,482
Commercial	787,594	288	787,882	408,736	184	408,920
Eliminations	—	(567)	(567)	—	(666)	(666)
Total	$1,203,855	$—	$1,203,855	$752,736	$—	$752,736

	For the Three Quarters Ended
	September 28, 2026			September 29, 2025
	Net Sales	Intersegment Sales	Segment Sales	Net Sales	Intersegment Sales	Segment Sales
	(In thousands)
A&D	$1,150,078	$876	$1,150,954	$995,378	$537	$995,915
Commercial	1,903,807	723	1,904,530	1,136,647	602	1,137,249
Eliminations	—	(1,599)	(1,599)	—	(1,139)	(1,139)
Total	$3,053,885	$—	$3,053,885	$2,132,025	$—	$2,132,025

	For the Quarter Ended September 28, 2026
	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
	(In thousands, except margin rates)
A&D	$416,540	$(303,589)	$(35,910)	$77,041	18.5%
Commercial	787,882	(597,799)	(23,804)	166,279	21.1
Total segment	1,204,422	(901,388)	(59,714)	243,320	20.2
Eliminations	(567)			—
Unallocated amounts:
Restructuring				(380)
Acquisition-related and other charges				(13,564)
Stock-based compensation				(24,090)
Other corporate expenses				(33,809)
Amortization of definite-lived intangibles				(9,224)
Consolidated	$1,203,855			162,253	13.5%
Interest expense				(12,809)
Realized and unrealized losses on derivative instruments				(6,103)
Other, net				(1,640)
Income before income taxes				$141,701

	For the Quarter Ended September 29, 2025
	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
	(In thousands, except margin rates)
A&D	$344,482	$(257,262)	$(31,210)	$56,010	16.3%
Commercial	408,920	(330,183)	(18,706)	60,031	14.7
Total segment	753,402	(587,445)	(49,916)	116,041	15.4
Eliminations	(666)			—
Unallocated amounts:
Restructuring				(509)
Acquisition-related and other charges				(15)
Stock-based compensation				(11,611)
Other corporate expenses				(22,775)
Amortization of definite-lived intangibles				(9,225)
Consolidated	$752,736			71,906	9.6%
Interest expense				(10,399)
Other, net				306
Income before income taxes				$61,813

	For the Three Quarters Ended September 28, 2026
	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
	(In thousands, except margin rates)
A&D	$1,150,954	$(853,189)	$(102,084)	$195,681	17.0%
Commercial	1,904,530	(1,478,997)	(65,010)	360,523	18.9
Total segment	3,055,484	(2,332,186)	(167,094)	556,204	18.2
Eliminations	(1,599)			—
Unallocated amounts:
Restructuring				(1,016)
Acquisition-related and other charges				(18,510)
Stock-based compensation				(61,738)
Other corporate expenses				(103,511)
Amortization of definite-lived intangibles				(27,672)
Consolidated	$3,053,885			343,757	11.3%
Interest expense				(33,905)
Loss on extinguishment of debt				(747)
Realized and unrealized losses on derivative instruments				(20,097)
Other, net				(7,535)
Income before income taxes				$281,473

	For the Three Quarters Ended September 29, 2025
	Net Sales	Cost of Goods Sold	Operating Expenses	Operating Income	Operating Margin
	(In thousands, except margin rates)
A&D	$995,915	$(751,693)	$(97,698)	$146,524	14.7%
Commercial	1,137,249	(916,920)	(56,580)	163,749	14.4
Total segment	2,133,164	(1,668,613)	(154,278)	310,273	14.5
Eliminations	(1,139)			—
Unallocated amounts:
Restructuring				(2,631)
Acquisition-related and other charges				(15)
Stock-based compensation				(29,586)
Other corporate expenses				(66,433)
Amortization of definite-lived intangibles				(27,673)
Consolidated	$2,132,025			183,935	8.6%
Interest expense				(32,958)
Other, net				(2,648)
Income before income taxes				$148,329

Depreciation expense by reportable segment was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2026	September 29, 2025	September 28, 2026	September 29, 2025
	(In thousands)
A&D	$9,477	$8,438	$28,297	$27,037
Commercial	22,218	17,536	59,605	50,881
Segment total	31,695	25,974	87,902	77,918
Corporate	2,615	1,606	6,822	4,217
Total	$34,310	$27,580	$94,724	$82,135

The Company markets and sells its products in approximately 50 countries. For the three quarters ended September 28, 2026 and the quarter and three quarters ended September 29, 2025, the Company did not conduct business in any country other than the United States in which its net sales in that country exceeded 10% of the Company's total net sales. For the quarter ended September 28, 2026, net sales in Thailand also exceeded 10% of the Company's total net sales. Net sales are attributed to countries by the invoiced location and were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2026	September 29, 2025	September 28, 2026	September 29, 2025
	(In thousands)
United States	$457,798	$407,222	$1,303,471	$1,146,649
Thailand	162,081	13,659	285,139	47,113
Other	583,976	331,855	1,465,275	938,263
Total net sales	$1,203,855	$752,736	$3,053,885	$2,132,025

Long-lived assets include property, plant, and equipment, goodwill, and definite-lived intangibles and were as follows:

	As of
	September 28, 2026	December 29, 2025
	(In thousands)
United States	$884,610	$876,099
China	932,504	732,843
Other	580,680	226,825
Total	$2,397,794	$1,835,767

(5) Composition of Certain Consolidated Condensed Financial Statement Captions

	As of
	September 28, 2026	December 29, 2025
	(In thousands)
Inventories:
Raw materials	$277,142	$197,531
Work-in-process	45,128	48,236
Finished goods	3,162	4,290
Inventories	$325,432	$250,057

Property, plant, and equipment, net:
Land and land use rights	$77,225	$72,342
Buildings and improvements	688,047	634,785
Machinery and equipment	1,434,468	1,187,187
Furniture and fixtures and other	14,613	11,642
Construction-in-progress	140,697	101,945
Property, plant, and equipment, gross	2,355,050	2,007,901
Less: Accumulated depreciation	(1,068,171)	(997,191)
Property, plant, and equipment, net	$1,286,879	$1,010,710

Other current liabilities:
Income taxes payable	$50,586	$8,080
Sales return and allowances	26,284	12,392
Accrued facility operating costs	15,583	10,497
Operating leases	9,669	8,909
Housing fund	9,634	8,783
Warranty	7,910	7,855
Accrued professional fees	7,745	3,522
Interest	4,941	8,792
Other	58,578	37,420
Other current liabilities	$190,930	$106,250

Other long-term liabilities:
Deferred income taxes	$83,369	$46,334
Derivative liabilities	21,109	382
Customer deposits	17,575	23,465
Finance leases	14,933	15,829
Other	47,337	30,011
Other long-term liabilities	$184,323	$116,021

(6) Goodwill and Definite-lived Intangibles

Goodwill

As of September 28, 2026 and December 29, 2025, goodwill for A&D was $287,499. In connection with the Company’s strategic segment realignment during the quarter ended March 30, 2026, the RF&S Components reporting unit is now included as part of A&D. Management performed a goodwill impairment assessment over the $31,300 goodwill for the RF&S Components reporting unit and concluded no impairment indicators existed either before or after the realignment.

As of September 28, 2026 and December 29, 2025, goodwill for Commercial was $585,166 and $382,636, respectively. Goodwill recognized from the STG acquisition for the three quarters ended September 28, 2026 was $202,530 attributable to the Commercial reporting unit.

Definite-lived Intangibles

The components of definite-lived intangibles were as follows:

	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
	(In thousands)			(In years)
As of September 28, 2026
Customer relationships	$323,500	$(209,930)	$113,570	11.8
Technology	66,650	(52,970)	13,680	8.2
Acquired intangibles from acquisition
Customer relationships	65,000	—	65,000	11.5
Technology	40,000	—	40,000	8.0
Trade names	6,000	—	6,000	6.0
Total	$501,150	$(262,900)	$238,250

As of December 29, 2025
Customer relationships	$323,500	$(189,264)	$134,236	11.8
Technology	66,650	(45,964)	20,686	8.2
Total	$390,150	$(235,228)	$154,922

Definite-lived intangibles are amortized using the straight-line method of amortization over the useful life. Amortization expense was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2026	September 29, 2025	September 28, 2026	September 29, 2025
	(In thousands)
Total amortization expense	$9,224	$9,225	$27,672	$27,673
Amortization expense in cost of goods sold	2,335	2,336	7,006	7,007

Estimated aggregate amortization for definite-lived intangible assets for the next five years and thereafter is as follows:

(In thousands)
Remaining 2026	$12,138
2027	46,195
2028	42,649
2029	34,007
2030	29,830
Thereafter	73,431
Total	$238,250

(7) Long-term Debt and Letters of Credit

Long-term debt was as follows:

	As of
	September 28, 2026		December 29, 2025
	Interest Rate	Principal Outstanding	Interest Rate	Principal Outstanding
	(In thousands, except interest rates)
Senior Notes due March 2029	4.00%	$500,000	4.00%	$500,000
Senior Notes due October 2034	6.75	500,000	—	—
Term Loan due May 2030	5.65	399,000	5.97	342,169
RCF due May 2031	5.40	260,000	—	—
Asia ABL Revolving Loan due June 2028	—	—	5.02	80,000
Other	—	—	5.99	1,981
Total debt		1,659,000		924,150
Less: Unamortized debt issuance costs		(13,402)		(5,617)
Less: Unamortized debt discount		(1,726)		(2,382)
Subtotal		1,643,872		916,151
Less: Current maturities		(184,000)		(3,815)
Long-term debt, less current maturities		$1,459,872		$912,336

The fiscal calendar maturities of debt for the next five years and thereafter are as follows:

(In thousands)
Remaining 2026	$181,000
2027	5,000
2028	3,000
2029	504,000
2030	386,000
Thereafter	580,000
Total	$1,659,000

Debt Issuance Costs and Debt Discount

Remaining unamortized debt issuance costs and debt discount were as follows:

	As of
	September 28, 2026			December 29, 2025
	Debt Issuance Costs	Debt Discount	Effective Interest Rate	Debt Issuance Costs	Debt Discount	Effective Interest Rate
	(In thousands, except interest rates)
Senior Notes due March 2029	$2,022	$—	4.18%	$2,608	$—	4.18%
Senior Notes due October 2034	9,039	—	7.05	—	—	—
Term Loan due May 2030	2,341	1,726	5.68	3,009	2,382	8.01
Total	$13,402	$1,726		$5,617	$2,382

The above debt issuance costs and debt discount are recorded as a reduction of the debt and are amortized into interest expense using an effective interest rate over the duration of the debt.

Remaining unamortized debt issuance costs for the RCF of $5,385 as of September 28, 2026 and the previous U.S. ABL and Asia ABL of $874 as of December 29, 2025 are included in deposits and other non-current assets and are amortized to interest expense over the contractual term of each arrangement using the straight-line method of amortization.

As of September 28, 2026, the remaining weighted average amortization period for all unamortized debt issuance costs and debt discount was 5.7 years.

Debt Covenants

Borrowings under the Senior Notes due 2029, Senior Notes due 2034, and Amended Term Loan Facility are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments.

The RCF is subject to various financial covenants, including leverage and interest coverage ratios.

2026 Credit Agreement; Refinancing of Prior Term Loan Facility and RCF

On June 1, 2026, the Company entered into the 2026 Credit Agreement, which amended and restated the Company’s Prior Term Loan Facility, and provided for a new RCF. In addition, the 2026 Credit Agreement permits the Company to add one or more senior secured incremental term loan facilities to the Amended Term Loan Facility, subject to the satisfaction of certain conditions.

Amended Term Loan Facility

The 2026 Credit Agreement provided for a $400,000 senior secured term loan credit facility. As of September 28, 2026, $399,000 was outstanding, of which $4,000 was included in short-term debt and $395,000 was included in long-term debt. The Company received $119,159 in cash and $280,841 of cashless rollover from continuing lenders to pay the full amount of indebtedness outstanding under the Company’s Prior Term Loan Facility, which was $340,436, and related fees and expenses. The Amended Term Loan Facility bears interest at a floating rate of 1-month CME Term SOFR plus an applicable margin of 1.75%. The Amended Term Loan Facility continues to require quarterly principal repayments equal to 1% of the $400,000 initial aggregate principal amount and maintains the same maturity date of May 30, 2030 as the Prior Term Loan Facility.

RCF

In addition, the 2026 Credit Agreement provided for a new RCF that replaced the Company’s previous $150,000 U.S. ABL, which was terminated on June 1, 2026, and the Company’s previous $150,000 Asia ABL, which was also terminated on June 1, 2026. The $1,000,000 borrowing capacity is available to be drawn in USD by the Company to the extent that Foreign Subsidiary Borrowers (as defined in the 2026 Credit Agreement) have not drawn on the up to $300,000 available. The Company drew $80,000 on the RCF to pay the full amount outstanding under the previous Asia ABL. Unless previously terminated in accordance with its terms, the RCF is scheduled to mature in May 2031.

The RCF includes a letter of credit subfacility with a sublimit of $200,000. Borrowings under the RCF bear interest at an interest rate of 1-month CME Term SOFR plus a margin ranging from 1.25% to 2.25% determined by the Company’s Consolidated Leverage Ratio (as defined in the 2026 Credit Agreement) of the previous quarter. The Company is also required to pay unused commitment fees based on the average daily unused portion of the RCF ranging from 0.15% to 0.35% on an annual basis based on the Consolidated Leverage Ratio. The proceeds of the loans may be used to finance working capital needs, for general corporate purposes including acquisitions, or as otherwise permitted under the 2026 Credit Agreement. As of September 28, 2026, available borrowing capacity under the RCF was $733,866. Subsequent to the end of the fiscal third quarter, the Company repaid $180,000 of borrowings under the RCF.

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

Loss on Extinguishment of Debt

During the three quarters ended September 28, 2026, the Company recognized loss on extinguishment of debt of $747, primarily related to the Company’s Prior Term Loan Facility. There was no loss on extinguishment of debt recognized during the quarter ended September 28, 2026.

6.750% Senior Notes due 2034

On September 24, 2026, the Company issued $500,000 of Senior Notes due 2034, which are included in long-term debt and bear interest at a rate of 6.750% per annum. Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2027. The Senior Notes due 2034 will mature on October 1, 2034.

The Company used a portion of the net proceeds from the issuance of the Senior Notes due 2034, together with borrowings under the Incremental Facilities, to fund the purchase price for the Company’s acquisition of Epiq, pay related acquisition fees and expenses, and repay a portion of the borrowing under the RCF shortly after the close of the Epiq acquisition.

The Senior Notes due 2034 are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future domestic subsidiaries, subject to certain exceptions. The Senior Notes due 2034 and related guarantees are senior unsecured obligations of, respectively, the Company and applicable subsidiary guarantors.

The Senior Notes due 2034 were subject to a special mandatory redemption in the event the Epiq acquisition was not consummated by a specified date. Subsequent to the end of the fiscal third quarter, the acquisition was completed on September 30, 2026; accordingly, the special mandatory redemption provision is no longer applicable as of that date.

Third Amended and Restated Credit Agreement; Incremental Facilities

On September 30, 2026, subsequent to the end of the fiscal third quarter, the Company entered into the Third Amended and Restated Credit Agreement, which amended and restated the 2026 Credit Agreement and provided for Incremental Facilities. The Incremental Facilities were funded on September 30, 2026 in connection with the consummation of the Company's acquisition of Epiq, and the proceeds were used, together with a portion of the net proceeds from the Senior Notes due 2034, to fund the approximately $1,100,000 purchase price for the acquisition and related fees and expenses. The terms of the Amended Term Loan Facility and the RCF as set forth under the 2026 Credit Agreement remain unchanged.

The Incremental Facilities are guaranteed and secured on the same basis as the existing loans were under the 2026 Credit Agreement, with Epiq becoming a Guarantor concurrently with the closing of the acquisition.

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

During the quarter and three quarters ended September 28, 2026, the Company’s effective tax rate was impacted by a net discrete expense of $17,393 and net discrete benefit of $10,060, respectively. The net discrete benefit was primarily related to the deduction of stock‑based compensation, partially offset by uncertain tax position reserves.

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

(9) Earnings Per Share, Share Repurchase Program, and Accumulated Other Comprehensive Loss

Earnings Per Share

The reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share is as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2026	September 29, 2025	September 28, 2026	September 29, 2025
	(In thousands, except per share amounts)
Net income	$84,803	$53,055	$217,838	$126,763

Basic weighted average shares	105,665	103,321	104,596	102,337
Dilutive effect of PRUs, RSUs, and stock options	2,034	2,491	2,859	2,724
Diluted shares	107,699	105,812	107,455	105,061

Earnings per share:
Basic earnings per share	$0.80	$0.51	$2.08	$1.24
Diluted earnings per share	0.79	0.50	2.03	1.21

PRUs and RSUs to purchase 382 and 156 shares of common stock for the quarter and three quarters ended September 28, 2026, respectively, and PRUs and RSUs to purchase 161 and 220 shares of common stock for the quarter and three quarters ended September 29, 2025, respectively, were not included in the computation of diluted earnings per share because the impact would be anti-dilutive. The PRUs would have had an anti-dilutive impact because the performance conditions had not been met during the applicable quarter and three quarters. The RSUs would have had an anti-dilutive impact because the total expected proceeds under the treasury stock method were greater than the average market price of common stock during the applicable quarter and three quarters.

Share Repurchase Program

On May 8, 2025, the Company's Board of Directors authorized the 2025 Share Repurchase Program, under which the Company may repurchase up to $100,000 in value of the Company’s outstanding shares of common stock from time to time through May 7, 2027. The Company may repurchase shares through open market purchases, privately‑negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act, which sets certain restrictions on the method, timing, price, and volume of open market stock repurchases. In addition, the Company adopted one trading plan in accordance with Rule 10b5-1 of the Exchange Act to facilitate certain purchases that may be effected under the share repurchase program. The timing, manner, price, and amount of any repurchases will be determined at the Company’s discretion, and the share repurchase program may be suspended, terminated, or modified at any time for any reason. The repurchase program does not obligate the Company to acquire any specific number of shares.

During the quarter and three quarters ended September 28, 2026, the Company did not repurchase any shares of common stock under the Company's share repurchase program. As of September 28, 2026, the remaining amount in value available to be repurchased under the 2025 Share Repurchase Program was $100,000.

On October 26, through October 27, 2026, subsequent to the end of the fiscal third quarter, the Company repurchased 1,159 shares of common stock for a total cost of approximately $100,000 (including commissions). Upon completion of these share repurchases, the Company had no remaining value available to be repurchased under the 2025 Share Repurchase Program. Additionally, on October 27, 2026, the Company’s Board of Directors authorized the 2026 Share Repurchase Program allowing the Company to repurchase its outstanding common stock with an aggregate market value of up to $100,000 from time to time through October 27, 2027.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows:

	As of
	September 28, 2026	December 29, 2025
	(In thousands)
Foreign currency translation	$(32,863)	$(33,374)
Pension obligation	—	2,891
Net investment hedge	2,179	—
Cash flow hedges	981	(447)
Total	$(29,703)	$(30,930)

(10) Fair Value Measures

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	As of
	September 28, 2026		December 29, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Derivatives designated as hedges:
Derivative assets, current	$12,009	$12,009	$—	$—
Derivative liabilities, current	—	—	31	31
Derivative liabilities, non-current	21,109	21,109	382	382
Derivatives not designated as hedges:
Derivative assets, current	2,600	2,600	5,212	5,212
Derivative liabilities, current	278	278	—	—
Senior Notes due March 2029	497,978	473,120	497,392	488,325
Senior Notes due October 2034	490,961	499,715	—	—
Term Loan due May 2030	394,933	399,998	336,778	345,806
RCF due May 2031	260,000	260,000	—	—
Asia ABL Revolving Loan due June 2028	—	—	80,000	80,000
Other loan	—	—	1,981	1,981

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

The fair value of the long-term debt was estimated based on quoted market prices, where available, as of September 28, 2026 and December 29, 2025, which are considered Level 2 inputs.

As of September 28, 2026 and December 29, 2025, the Company’s other financial instruments included cash and cash equivalents, accounts receivable, contract assets, accounts payable, and contract liabilities. The carrying amount of these instruments approximates fair value.

(11) Commitments and Contingencies

Legal Matters

The Company is subject to various legal matters, which it considers normal for its business activities. While the Company currently believes that the amount of any reasonably possible loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period. The Company has accrued amounts for its loss contingencies which are probable and estimable as of September 28, 2026 and December 29, 2025 and included as a component of other current liabilities. However, these amounts are not material to the consolidated condensed financial statements of the Company.

Supplier Finance Program Obligations

The Company has agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $21,531 and $12,535 as of September 28, 2026 and December 29, 2025, respectively.

Banking Facility Agreement

In June 2026, the Company entered a banking facility with a major financial institution to replace a portion of the trade credit capacity granted under the previous Asia ABL. This banking facility provides the Company with a line of credit for up to an aggregate $30,000, which can be used to facilitate payments over imported equipment. The line of credit can be drawn upon for up to one year and six months. On a quarterly basis, the Company is required to pay 1.25% per annum on the drawn portion of the aggregate available line of credit. As of September 28, 2026, the Company had current letters of credit issued under this banking facility agreement of $21,531.

Future Lease Commitments

As of September 28, 2026, the Company entered into seven facility lease agreements that have not yet commenced in order to expand manufacturing and corporate capacity. Total undiscounted future minimum lease commitments under these agreements are $25,078 for leases that are expected to commence starting in the fourth quarter of 2026 through 2027 with initial terms ranging from five to eight years.

(12) Cross-currency Swap

On June 18, 2026, in connection with the acquisition of STG, the Company entered into a deal-contingent, forward-starting, fixed-for-fixed USD/CHF cross-currency swap with a major financial institution. The swap was entered to economically mitigate the foreign currency risk of the CHF-denominated purchase price and convert a portion of the anticipated USD financing into fixed-rate CHF financing. The instrument was contingent upon the closing of the STG acquisition. The swap has notional exchanges of $381,083 and CHF 306,200, provides for the Company to receive 6.0% fixed USD interest and pay 3.025% fixed CHF interest, has an effective date of September 16, 2026, and matures on September 16, 2033.

The instrument did not qualify for hedge accounting from inception until the close of the STG acquisition on September 16, 2026. Changes in the fair value of the cross-currency swap before hedge designation and an acquisition-related short-term currency forward resulted in realized and unrealized losses on derivative instruments of $6,103 and $20,097 in the consolidated condensed statements of operations during the quarter and three quarters ended September 28, 2026, respectively.

Upon the close of the STG acquisition on September 16, 2026, the cross-currency swap was designated as a net investment hedge of the Company’s net investment in STG. Hedge effectiveness is assessed using the spot method, with the spot-forward rate differential excluded from the assessment of hedge effectiveness. The initial value of the excluded component is recognized using a systematic and rational method over the life of the hedging instrument as an adjustment to interest expense on the consolidated condensed statements of operations. Spot-related changes in fair value and changes in fair value of the excluded component, net of its amortization recognized in earnings, are reported in the foreign currency translation component of other comprehensive (loss) income and accumulated other comprehensive loss.

As of September 28, 2026, the fair value of the cross-currency swap was a net liability of $10,140, of which $10,969 is included as a component of prepaid expenses and other current assets and $21,109 is included as a component of other long-term liabilities.

For the quarter and three quarters ended September 28, 2026, the Company recognized a change in fair value net gain of $2,179 in the foreign currency translation component of other comprehensive (loss) income of the swap designated as a net investment hedge and recognized a benefit of $391 as a reduction of interest expense in the consolidated condensed statements of operations.

(13) Acquisitions

Acquisition of STG

On September 16, 2026, the Company consummated the purchase of all outstanding shares of STG for total cash consideration of $401,161. The acquisition is intended to diversify the Company's product offerings and geographic footprint and expand the Company's technological capabilities. The Company recorded preliminary amounts for all of the acquired assets and liabilities as of September 28, 2026 as the initial accounting for STG acquisition is incomplete due to the timing of available information and is subject to change during the measurement period as additional information becomes available. As of September 28, 2026, the Company has recorded provisional amounts for goodwill of $202,530, definite-lived intangible assets of $111,000, property, plant, and equipment of $44,444, and cash of $32,032, as well as other working capital and related tax items. Pro forma financial information is not presented because the acquisition is not material to the Company’s consolidated financial results. The transaction costs associated with the STG acquisition were immaterial.

Acquisition of Epiq

On September 30, 2026, subsequent to the end of the fiscal third quarter, the Company consummated the acquisition of all of the issued and outstanding membership interest of Epiq for total cash consideration of $1,100,000, subject to certain customary post‑closing adjustments. The acquisition is intended to provide critical technologies to expand the Company's technology portfolio and offer innovative capabilities for its aerospace and defense customers. The Company funded the purchase price, including all related fees and adjustments, from a portion of the proceeds of borrowings from the Senior Notes due 2034 and the proceeds of borrowings from the Incremental Facilities, see Note 7, Long-term Debt and Letters of Credit for further information. The closing of the Incremental Facilities occurred concurrently with the consummation of the Epiq acquisition. The initial accounting for the acquisition of Epiq is incomplete given the acquisition closed subsequent to the end of the period. The information necessary to prepare the initial accounting and preliminary purchase price allocation has not been received by the date of this filing and accordingly has not been disclosed herein. The Company is currently in the process of gathering and evaluating the necessary information to determine the fair value of the purchase consideration, assets acquired, and liabilities assumed. The preliminary accounting for the acquisition will be included in the Company's fourth quarter of 2026.

Other Proposed Acquisitions

On October 19, 2026, subsequent to the end of the fiscal third quarter, the Company announced that it had entered into a definitive agreement to acquire Ophir Optics for a purchase price of $650,000 in an all-cash transaction, subject to customary post‑closing adjustments. The Company expects to close this proposed acquisition in the second quarter of 2027.

The Company previously announced that it had entered into two definitive agreements to acquire companies in Europe. These proposed acquisitions are immaterial and are expected to close in the fourth quarter of 2026, subject to the satisfaction of regulatory approvals and other customary closing conditions.

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

RECENT DEVELOPMENTS

On September 16, 2026, we consummated our purchase of all outstanding shares of STG for total cash consideration of $401.2 million. STG produces rigid, rigid-flex, and flex PCB solutions as well as manufacturing and coating capabilities for miniaturized microcircuits. STG operates facilities in both Switzerland and Germany and has a global customer base that includes leading manufacturers in surgical robotics, hearing aids, medical imaging, and implantable solutions. Refer to Part I, Item 1, Note 13, Acquisitions, of the Notes to Consolidated Condensed Financial Statements included in this Report for further information.

On September 24, 2026, we issued our $500.0 million of Senior Notes due 2034, which bear interest at a rate of 6.750% per annum. Refer to Part I, Item 1, Note 7, Long-term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Report for further information.

On September 30, 2026, we entered into the Third Amended and Restated Credit Agreement, which amended and restated the 2026 Credit Agreement and provided for the Incremental Facilities, which were funded on September 30, 2026 in connection with the Epiq acquisition described below. The terms of the Amended Term Loan Facility and the RCF as set forth under the 2026 Credit Agreement remain unchanged. Refer to Part I, Item 1, Note 7, Long-term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Report for further information.

On September 30, 2026, we consummated our acquisition of all of the issued and outstanding membership interest of Epiq for total cash consideration of $1,100.0 million, subject to certain customary post-closing adjustments. We funded the purchase price, including all related fees and adjustments, from a portion of the proceeds of borrowings from our Senior Notes due 2034 and the proceeds of borrowings from our Incremental Facilities. Refer to Part I, Item 1, Note 13, Acquisitions, of the Notes to Consolidated Condensed Financial Statements included in this Report for further information. Because the acquisition was consummated after September 28, 2026, Epiq’s results of operations and financial position are not reflected in our consolidated results for the quarter or three quarters ended September 28, 2026.

On October 19, 2026, we announced that we had entered into a definitive agreement to acquire Ophir Optics for a purchase price of $650.0 million in an all-cash transaction, subject to customary post-closing adjustments. We expect to close this proposed acquisition in the second quarter of 2027.

We previously announced that we entered into two definitive agreements to acquire companies in Europe. These proposed acquisitions are immaterial and are expected to close in the fourth quarter of 2026, subject to the satisfaction of regulatory approvals and other customary closing conditions.

FINANCIAL OVERVIEW

Our customers include both OEMs and EMS providers. We sell to OEMs both directly and indirectly through EMS providers. For such indirect sales, we classify net sales based on OEM companies as they are the ultimate end customers. Sales to our five largest customers collectively accounted for 42% and 44% of our net sales for the quarter and three quarters ended September 28, 2026, respectively. Sales to our five largest customers collectively accounted for 45% and 44% of our net sales for the quarter and three quarters ended September 29, 2025, respectively.

The percentage of our net sales attributable to each of the principal end markets we served was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2026	September 29, 2025 (1)	September 28, 2026	September 29, 2025 (1)
End Markets (2):
Aerospace and Defense	34%	45%	37%	45%
Automotive	7	11	8	11
Data Center and Networking	41	30	39	30
Medical, Industrial, and Instrumentation	18	14	16	14
Total	100%	100%	100%	100%

(1)
The end market revenue for the quarter and three quarters ended September 29, 2025 has been recast to reflect the combination of the data center computing and networking end markets.
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

Selected financial highlights are presented in the table below:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2026	September 29, 2025	September 28, 2026	September 29, 2025
	(In thousands, except margin rates)
Net sales	$1,203,855	$752,736	$3,053,885	$2,132,025
Cost of goods sold	911,991	596,000	2,368,982	1,696,208
Gross profit	291,864	156,736	684,903	435,817
Gross margin	24.2%	20.8%	22.4%	20.4%
Operating expenses:
Selling and marketing	25,142	21,796	75,626	64,383
General and administrative	87,554	48,598	218,406	142,091
Research and development	9,646	7,038	25,432	22,111
Amortization of definite-lived intangibles	6,889	6,889	20,666	20,666
Restructuring charges	380	509	1,016	2,631
Total operating expenses	129,611	84,830	341,146	251,882
Operating income	162,253	71,906	343,757	183,935
Operating margin	13.5%	9.6%	11.3%	8.6%
Total other expense, net	(20,552)	(10,093)	(62,284)	(35,606)
Income tax provision	(56,898)	(8,758)	(63,635)	(21,566)
Net income	$84,803	$53,055	$217,838	$126,763

Net Sales

Total net sales increased $451.1 million, or 59.9%, to $1,203.9 million for the quarter ended September 28, 2026, from $752.7 million for the quarter ended September 29, 2025. The primary drivers of this increase were due to continued strong demand in our data center and networking end market driven by the continued build out of AI data centers and related applications, as well as strong growth in our medical, industrial, and instrumentation and aerospace and defense end markets.

Total net sales increased $921.9 million, or 43.2%, to $3,053.9 million for the three quarters ended September 28, 2026, from $2,132.0 million for the three quarters ended September 29, 2025. The primary drivers of this increase were the same as discussed in the paragraph above.

Gross Profit and Margin Rate

Gross profit increased $135.1 million to $291.9 million for the quarter ended September 28, 2026, from $156.7 million for the quarter ended September 29, 2025. Gross margin rate increased to 24.2% for the quarter ended September 28, 2026, from 20.8% for the quarter ended September 29, 2025. These increases were primarily due to higher sales volume, favorable product mix, and improved operational execution.

Gross profit increased $249.1 million to $684.9 million for the three quarters ended September 28, 2026, from $435.8 million for the three quarters ended September 29, 2025. Gross margin rate increased to 22.4% for the three quarters ended September 28, 2026, from 20.4% for the three quarters ended September 29, 2025. These increases were primarily due to higher sales volume, favorable product mix, and improved operational execution.

Operating Expenses

Operating expenses increased $44.8 million to $129.6 million for the quarter ended September 28, 2026, from $84.8 million for the quarter ended September 29, 2025, primarily due to higher acquisition costs, stock-based compensation, incentive compensation expense, legal expenses, and labor costs.

Operating expenses increased $89.3 million to $341.1 million for the three quarters ended September 28, 2026, from $251.9 million for the three quarters ended September 29, 2025, primarily due to higher stock-based compensation, acquisition costs, labor costs, and incentive compensation expense. The increase in stock-based compensation was primarily driven by exceeding predetermined targets, stock price appreciation, and vesting of certain performance-based stock grants.

Operating Income and Margin Rate

Operating income increased $90.3 million to $162.3 million for the quarter ended September 28, 2026, from $71.9 million for the quarter ended September 29, 2025. Operating margin rate increased to 13.5% for the quarter ended September 28, 2026, from 9.6% for the quarter ended September 29, 2025. The primary drivers of these increases are discussed above in the variance explanations for Gross Profit and Margin Rate and Operating Expenses.

Operating income increased $159.8 million to $343.8 million for the three quarters ended September 28, 2026, from $183.9 million for the three quarters ended September 29, 2025. Operating margin rate increased to 11.3% for the three quarters ended September 28, 2026, from 8.6% for the three quarters ended September 29, 2025. The primary drivers of these increases are discussed above in the variance explanations for Gross Profit and Margin Rate and Operating Expenses.

Total Other Expense, Net

Total other expense, net increased $10.5 million to $20.6 million for the quarter ended September 28, 2026, from $10.1 million for the quarter ended September 29, 2025, primarily due to a higher amount of foreign exchange losses during the quarter ended September 28, 2026 resulting from strengthening RMB and MYR as compared to the quarter ended September 29, 2025. We utilize the RMB and MYR at our China and Malaysia facilities, respectively, for employee‑related and other costs of running our operations in foreign countries. In addition, we had realized and unrealized losses on derivative instruments intended to economically mitigate the foreign currency risk of the CHF-denominated purchase price of the STG acquisition.

Total other expense, net increased $26.7 million to $62.3 million for the three quarters ended September 28, 2026, from $35.6 million for the three quarters ended September 29, 2025, primarily due to realized and unrealized losses on derivative instruments intended to economically mitigate the foreign currency risk of the CHF-denominated purchase price of the STG acquisition and a higher amount of foreign exchange losses during the three quarters ended September 28, 2026 resulting from strengthening RMB and MYR as compared to the three quarters ended September 29, 2025.

For more details on the realized and unrealized losses on derivative instruments, see Part I, Item 1, Note 12, Cross-currency Swap, of the Notes to Consolidated Condensed Financial Statements included in this Report for more details.

Income Taxes

Income tax expense increased $48.1 million to $56.9 million for the quarter ended September 28, 2026, from $8.8 million for the quarter ended September 29, 2025, primarily due to higher tax expense driven by increased income before income taxes and uncertain tax position reserves, partially offset by tax benefits from the deduction of stock-based compensation.

Income tax expense increased $42.1 million to $63.6 million for the three quarters ended September 28, 2026, from $21.6 million for the three quarters ended September 29, 2025, primarily due to higher tax expense driven by increased income before income taxes, partially offset by tax benefits from the deduction of stock-based compensation.

Our effective tax rate is primarily impacted by the mix of foreign and U.S. income, tax rates in China and Hong Kong, the U.S. federal income tax rate, apportioned state income tax rates, the generation of credits and deductions available to us as well as changes in valuation allowances and certain non-deductible items. We had a net deferred income tax liability of $80.8 million and $41.9 million as of September 28, 2026 and September 29, 2025, respectively.

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

Selected segment financial highlights, with reconciliations to operating income, are presented in the table below:

	For the Quarter Ended		For the Three Quarters Ended
	September 28, 2026	September 29, 2025	September 28, 2026	September 29, 2025
	(In thousands, except margin rates)
Segment sales:
A&D	$416,540	$344,482	$1,150,954	$995,915
Commercial	787,882	408,920	1,904,530	1,137,249
Total	$1,204,422	$753,402	$3,055,484	$2,133,164
Segment operating income:
A&D	$77,041	$56,010	$195,681	$146,524
Commercial	166,279	60,031	360,523	163,749
Total	243,320	116,041	556,204	310,273
Segment operating margin rate:
A&D	18.5%	16.3%	17.0%	14.7%
Commercial	21.1%	14.7%	18.9%	14.4%
Total	20.2%	15.4%	18.2%	14.5%
Unallocated amounts:
Restructuring	(380)	(509)	(1,016)	(2,631)
Acquisition-related and other charges	(13,564)	(15)	(18,510)	(15)
Stock-based compensation	(24,090)	(11,611)	(61,738)	(29,586)
Other corporate expenses	(33,809)	(22,775)	(103,511)	(66,433)
Amortization of definite-lived intangibles (1)	(9,224)	(9,225)	(27,672)	(27,673)
Operating income	$162,253	$71,906	$343,757	$183,935

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

A&D

Segment Sales

Segment sales for the A&D reportable segment increased $72.1 million, or 20.9%, to $416.5 million for the quarter ended September 28, 2026, from $344.5 million for the quarter ended September 29, 2025. The primary drivers of this increase were strong defense budget spending, our strong strategic program alignment, and key bookings for ongoing franchise programs, including restricted programs. These increases were driven by increased sales related to missiles and munitions as well as strong demand in our mission systems and specialty assembly businesses.

Segment sales for the A&D reportable segment increased $155.0 million, or 15.6%, to $1,151.0 million for the three quarters ended September 28, 2026, from $995.9 million for the three quarters ended September 29, 2025. The primary drivers of the increase were as discussed in the paragraph above.

Segment Operating Income and Margin Rate

Segment operating income for the A&D reportable segment increased $21.0 million to $77.0 million for the quarter ended September 28, 2026, from $56.0 million for the quarter ended September 29, 2025. Segment operating margin rate for the A&D reportable segment increased to 18.5% for the quarter ended September 28, 2026, from 16.3% for the quarter ended September 29, 2025. The primary drivers of these increases were higher sales volume, as discussed above, favorable product mix, and improved operational execution.

Segment operating income for the A&D reportable segment increased $49.2 million to $195.7 million for the three quarters ended September 28, 2026, from $146.5 million for the three quarters ended September 29, 2025. Segment operating margin rate for the A&D reportable segment increased to 17.0% for the three quarters ended September 28, 2026, from 14.7% for the three quarters ended September 29, 2025. The primary drivers of these increases were as discussed in the paragraph above.

Commercial

Segment Sales

Segment sales for the Commercial reportable segment increased $379.0 million, or 92.7%, to $787.9 million for the quarter ended September 28, 2026, from $408.9 million for the quarter ended September 29, 2025. The primary drivers of this increase were strong demand in our data center and networking end market driven by the continued buildout of AI data centers and related applications, as well as strong sales performance in our medical, industrial, and instrumentation end market.

Segment sales for the Commercial reportable segment increased $767.3 million, or 67.5%, to $1,904.5 million for the three quarters ended September 28, 2026, from $1,137.2 million for the three quarters ended September 29, 2025. The primary drivers of this increase were as discussed in the paragraph above.

Segment Operating Income and Margin Rate

Segment operating income for the Commercial reportable segment increased $106.2 million to $166.3 million for the quarter ended September 28, 2026, from $60.0 million for the quarter ended September 29, 2025. Segment operating margin rate for the Commercial reportable segment increased to 21.1% for the quarter ended September 28, 2026, from 14.7% for the quarter ended September 29, 2025. The primary drivers of these increases were higher sales volume, as discussed above, improving mix, and improved operational execution.

Segment operating income for the Commercial reportable segment increased $196.8 million to $360.5 million for the three quarters ended September 28, 2026, from $163.7 million for the three quarters ended September 29, 2025. Segment operating margin rate for the Commercial reportable segment increased to 18.9% for the three quarters ended September 28, 2026, from 14.4% for the three quarters ended September 29, 2025. The primary drivers of these increases were as discussed in the paragraph above.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations, the issuance of debt, and borrowings under our RCF. Our principal uses of cash have been to finance capital expenditures, finance acquisitions, fund working capital requirements, repay debt obligations, and repurchase common stock. We anticipate that financing capital expenditures, financing acquisitions including but not limited to the proposed acquisitions of Ophir Optics and other companies in Europe, funding working capital requirements, servicing debt, and repurchasing common stock will be the principal demands on our cash in the future.

Cash flow provided by operating activities during the first three quarters of 2026 was $272.9 million as compared to cash flow provided by operating activities of $229.0 million in the same period in 2025. The increase in cash flow was primarily due to an increase in net income of $91.1 million partially offset by increased working capital largely driven by the timing of collections.

Net cash used in investing activities during the first three quarters of 2026 was $613.7 million, primarily resulting from the use of $369.1 million for the acquisition of STG, net of cash acquired and $251.6 million for net purchases of property, plant, and equipment and other assets, partially offset by the receipt of $14.5 million of proceeds from the sale of property, plant, and equipment and other assets. Net cash used in investing activities during the first three quarters of 2025 was $222.7 million, primarily resulting from the use of $223.2 million for net purchases of property, plant, and equipment and other assets.

Net cash provided by financing activities during the first three quarters of 2026 was $715.6 million, primarily reflecting proceeds from $1,079.2 million of long-term debt borrowings, partially offset by $344.3 million for the repayment of long-term debt borrowings, $12.0 million for the payment of debt issuance costs, and $5.8 million for the repayment of customer deposits. Net cash used in financing activities during the first three quarters of 2025 was $19.2 million, reflecting the use of $17.9 million for repurchases of our common stock and $2.8 million for the repayment of long-term debt borrowings, partially offset by $1.5 million of customer deposits.

As of September 28, 2026, we had cash and cash equivalents of approximately $876.3 million, of which approximately $241.1 million was held by our foreign subsidiaries, primarily in China, $733.9 million of available borrowing capacity under our RCF, and $8.5 million of available letters of credit under our banking facility. Should we choose to remit cash to the United States from our foreign locations, we may incur tax obligations which would reduce the amount of cash ultimately available to the United States. However, we believe there would be no material tax expenses not previously accrued for the repatriation of this cash.

Subsequent to September 28, 2026, we consummated the acquisition of Epiq and paid approximately $1,100.0 million in cash consideration, subject to customary post‑closing adjustments. Refer to Part I, Item 1, Note 13, Acquisitions, of the Notes to Consolidated Condensed Financial Statements included in this Report for further information. The purchase price and related fees and expenses were funded with borrowings under the Incremental Facilities and a portion of the net proceeds of the Senior Notes due 2034. Refer to Part I, Item 1, Note 7, Long-term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Report for further information.

Our total 2026 capital expenditures are expected to be in the range of $410.0 million to $430.0 million, which we increased primarily due to our recently announced plan to invest an additional $400.0 million in additional capacity expansion to support our growing demand for AI infrastructure.

Share Repurchases

On May 8, 2025, our Board of Directors authorized the 2025 Share Repurchase Program, under which we may repurchase up to $100.0 million in value of our common stock from time to time through May 7, 2027. We did not repurchase any shares of our common stock during the quarter and three quarters ended September 28, 2026. As of September 28, 2026, the remaining amount in value available to be repurchased under the 2025 Share Repurchase Program was $100.0 million.

On October 26, through October 27, 2026, subsequent to the end of the fiscal third quarter, we repurchased 1.2 million shares of our common stock for a total cost of approximately $100.0 million (including commissions). Upon completion of these share repurchases, we had no remaining value available to be repurchased under the 2025 Share Repurchase Program. Additionally, on October 27, 2026, our Board of Directors authorized the 2026 Share Repurchase Program allowing us to repurchase our outstanding common stock with an aggregate market value of up to $100.0 million from time to time through October 27, 2027.

Long-term Debt and Letters of Credit

As of September 28, 2026, we had $1,643.9 million of outstanding debt, net of discount and issuance costs, composed of $498.0 million of Senior Notes due 2029, $491.0 million of Senior Notes due 2034, $394.9 million under the Amended Term Loan Facility, and $260.0 million under the RCF. On September 30, 2026, subsequent to the end of the fiscal third quarter, we entered into the Third Amended and Restated Credit Agreement, which amended and restated the 2026 Credit Agreement and provided for Incremental Facilities, refer to Part I, Item 1, Note 7, Long‑term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Report for further information.

Pursuant to the terms of the Senior Notes due 2029, Senior Notes due 2034, and the 2026 Credit Agreement (which provides for the Amended Term Loan Facility and the RCF), we are subject to certain affirmative and negative covenants, including limitations on indebtedness, corporate transactions, investments, dispositions, and restricted payments, and with respect to the RCF, various financial covenants, including leverage and interest coverage ratios. As of September 28, 2026, we were in compliance with the covenants under the Senior Notes due 2029, Senior Notes due 2034, and the 2026 Credit Agreement.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and cash from the issuance of available term and revolving debt will be adequate to meet our currently anticipated capital expenditure, acquisitions, acquisition integration costs, debt service, and working capital needs for the next 12 months. Additional information regarding our indebtedness, including information about the credit available under our debt facilities, interest rates, and other key terms of our outstanding indebtedness, is included in Part I, Item 1, Note 7, Long‑term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Report.

Supplier Finance Program Obligations

We have agreements with financial institutions to facilitate payments to certain suppliers. Liabilities associated with these agreements are recorded in accounts payable on the consolidated condensed balance sheets and amounted to $21.5 million and $12.5 million as of September 28, 2026 and December 29, 2025, respectively.

Contractual Obligations and Commitments

As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. These obligations impact our liquidity and capital resource needs. Our estimated future obligations consist of long-term debt obligations, interest on debt obligations, derivative liabilities, purchase obligations, and leases.

A summary of our long-term debt obligations as of September 28, 2026 is included in Part I, Item 1, Note 7, Long‑term Debt and Letters of Credit, of the Notes to Consolidated Condensed Financial Statements included in this Report.

Our aggregate interest on debt obligations as of September 28, 2026, amounted to $422.0 million, which is expected to be settled as follows: $65.0 million within 1 year, $166.7 million within 1-3 years, $72.3 million within 4-5 years, and $118.0 million thereafter. For debt obligations based on variable rates, interest rates used are as of September 28, 2026.

As of September 28, 2026, we had total undiscounted future minimum lease commitments of $25.1 million for leases that are expected to commence subsequent to the end of the fiscal third quarter. See Part I, Item 1, Note 11, Commitments and Contingencies, of the Notes to Consolidated Condensed Financial Statements included in this Report.

As of September 28, 2026, and other than as disclosed herein, there were no other material changes outside the ordinary course of business since December 29, 2025 to our contractual obligations and commitments and the related cash requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risks

In connection with the acquisition of STG, a foreign subsidiary based in Switzerland, we are exposed to foreign currency risk from our CHF-denominated net investment against fluctuations in CHF/USD exchange rates. As a net investment hedge of our investment in STG, we entered into a fixed-for-fixed USD/CHF cross-currency swap with a major financial institution. As of September 28, 2026, the swap had a net fair value liability of $10.1 million. The terms of the swap were as follows:

As of September 28, 2026
	2027	2028	2029	2030	2031	Thereafter
(In thousands, except interest rates)
USD principal (1)	—	—	—	—	—	Receive USD 381,083
CHF principal (1)	—	—	—	—	—	Pay CHF 306,200
USD interest (2)	Receive 6.00%	Receive 6.00%	Receive 6.00%	Receive 6.00%	Receive 6.00%	Receive 6.00%
CHF interest (2)	Pay 3.025%	Pay 3.025%	Pay 3.025%	Pay 3.025%	Pay 3.025%	Pay 3.025%

(1)
Effective September 16, 2026 and matures on September 16, 2033.
(2)
Settlements commence March 16, 2027 through maturity, settled semiannually each March 16 and September 16.

See Part I, Item 1, Note 12, Cross-currency Swap, of the Notes to Consolidated Condensed Financial Statements in this Report for further information.

Interest Rate Risks

As of September 28, 2026, 75.3% of our total debt was based on fixed rates. Based on our borrowings as of September 28, 2026, an assumed 100 basis point change in variable rates would cause our annual interest cost to change by $4.1 million.

Debt Instruments

The fiscal calendar maturities of our debt instruments for the next five years and thereafter were as follows:

	As of September 28, 2026
	Remaining 2026	2027	2028	2029	2030	Thereafter	Total	Fair Value	Weighted Average Interest Rate
	(In thousands, except interest rates)
Variable Rate (1)	$181,000	$5,000	$3,000	$4,000	$386,000	$80,000	$659,000	$659,998	5.55%
Fixed Rate	—	—	—	500,000	—	500,000	1,000,000	972,835	5.38
Total	$181,000	$5,000	$3,000	$504,000	$386,000	$580,000	$1,659,000	$1,632,833

(1)
Interest rate swap effectively fixed $250,000 of variable rate debt.

There have been no other material changes to our risks as previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO have concluded that, as of September 28, 2026, such disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have identified the following material change to a risk factor that was previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2025.

We have manufacturing facilities and serve customers outside the United States and are subject to the risks characteristic of international operations, including tariffs.

We have significant manufacturing operations in China, elsewhere in Asia and Canada and recently-added facilities in Switzerland and Germany, as well as sales offices located in Asia and Europe. We continue to pursue acquisitions of foreign companies, such as the pending acquisitions of Ophir Optics and other companies in Europe, and consider additional opportunities to make foreign investments and construct new foreign facilities.

In addition, for the quarter and three quarters ended September 28, 2026, we generated approximately 63% and 59% of our net sales from non-U.S. operations, respectively, and a significant portion of our manufacturing material was provided by international suppliers during this period. The United States’ trade policies and those of foreign countries are subject to change which could adversely affect our ability to purchase and sell goods and materials without significant tariffs, taxes, or duties that may be imposed on the materials we purchase or the goods we sell, thereby increasing the cost of such materials and potentially decreasing our margins. Further, our revenues could be impacted if our customers’ ability to sell their goods is reduced by such tariffs, taxes, or duties. Both the U.S. and Chinese governments have included PCBs among items subjected to tariffs imposed on imports from such countries, which may negatively impact our revenue and profitability. In addition, we are subject to risks relating to significant international operations, including but not limited to: managing international operations and longer payment cycles; imposition of governmental controls, unstable regulatory environments, and government or political unrest; limitations on imports or exports and/or increases in duties and taxation levied on our products; inflation or changes in political and economic conditions; labor unrest, rising wages, difficulties in staffing, geographical labor shortages, and compliance with employment laws; conflict or war between nations over territory that impacts the electronics supply chain leading to potential trade restrictions to and from the nations involved, including Russia, Ukraine, and China; language, communication, and cultural barriers, as well as time zone differences; potentially adverse tax consequences; expropriation of private enterprises; strained trade relationships between the United States and its trading partners, including trade tariffs which could create competitive pricing risk; and government imposed sanction laws and regulations.

We are subject to risks of currency exchange rate fluctuations.

A portion of our cash, other assets, and liabilities is held in currencies other than the USD. Changes in exchange rates among other currencies and the USD will affect the value of these assets or liabilities and could negatively impact the amount of cash available to fund operations or repay debt. To the extent that we decide to repatriate some portion of these funds to the United States, the actual value transferred could be impacted by movements in exchange rates. Additionally, we expect to have revenues, expenses, and costs denominated in currencies other than the USD, which include but are not limited to the RMB, the MYR, the CHF, and the Euro. Fluctuations in the exchange rates between the USD and the RMB, the MYR, the CHF, the Euro, or any other currency where we are exposed to foreign currency risk and do not hedge to manage such risk could result in increases in our expenses or decreases in our revenues, which could negatively impact our business, financial condition, and results of operations. We entered into a USD/CHF cross-currency swap to hedge our net investment in STG from fluctuations in the USD/CHF exchange rate, see Part I, Item 1, Note 12, Cross-currency Swap, of the Notes to Consolidated Condensed Financial Statements in this Report for further information. Significant inflation or disproportionate changes in foreign exchange rates could occur from general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, or changes in local interest rates. Further, China’s government imposes controls over the convertibility of RMB into foreign currencies, which subjects us to further currency exchange risk.

We have pursued and intend to continue to pursue acquisitions and divestitures of assets and businesses and may encounter risks associated with these activities, including with regard to the integration of acquired businesses. If we are unable to manage our growth effectively, our business, financial condition, and results of operations could be materially adversely affected.

As part of our business strategy, we have increased our focus on pursuing acquisitions of businesses, technologies, assets, or product lines that complement or expand our business, such as our recent acquisitions of STG and Epiq, and our proposed acquisitions of Ophir Optics and other companies in Europe, and potential divestitures, such as our sale of Shanghai Backplane Assembly.

Acquisitions of high-technology companies and assets are inherently risky, and no assurance can be given that our prior or future acquisitions will be successful. Failure to manage and successfully integrate acquisitions we make could have a material adverse effect on our business, financial condition, and results of operations. Even when an acquired company has already developed and marketed products, product enhancements may not be made in a timely fashion. In addition, unforeseen issues might arise with respect to such products after any such acquisition.

As we continue to experience growth in the scope and complexity of our operations, we may be required to implement additional operating and financial controls and hire and train additional personnel. There can be no assurance that we will be able to do so in the future, and failure to do so could jeopardize our expansion plans and seriously harm our operations.

In the case of foreign acquisitions and investments, we may face additional challenges associated with integrating operations across different cultures and languages, as well as economic, tax, currency, political, legal, and regulatory risks associated with the countries in which such acquisitions and investments are made.

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

We have incurred, and may continue to incur, substantial debt in connection with our operations and acquisition strategy. As a result, we have, and expect to continue to have, significant debt service obligations with respect to the RCF, Incremental Facilities, Amended Term Loan Facility, the Senior Notes due 2029, the Senior Notes due 2034, and other debt instruments. We and a number of our direct and indirect subsidiaries also have various credit facilities and letters of credit. Such agreements also contain certain financial covenants which require us to maintain, under the occurrence of certain events, a consolidated fixed-charge coverage ratio.

Our high level of debt could have important consequences to our business. For example, it could:

•
make it more difficult for us to satisfy all of our debt obligations, which could in turn result in an event of default on such indebtedness;
•
require us to use a substantial portion of our cash flow from operations for debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•
impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit our ability to execute our business strategy;
•
diminish our ability to withstand a downturn in our business, the industries in which we operate or the economy generally, or restrict us from exploiting business opportunities or making acquisitions;
•
limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate or the general economy;
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

Subject to the limits contained in the Third Amended and Restated Credit Agreement, the indentures governing the Senior Notes due 2029 and the Senior Notes due 2034 and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.

In addition, the Third Amended and Restated Credit Agreement, the indentures governing the Senior Notes due 2029 and Senior Notes due 2034 and our other debt instruments contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt and limit management’s discretion in operating our business.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our RCF, Incremental Facilities, and Amended Term Loan Facility are subject to interest at a floating rate of Term SOFR plus a margin, and as a result, we have exposure to interest rate risk. Increases in interest rates increase our cost of borrowing and/or potentially make it more difficult to refinance our existing indebtedness, if necessary. We endeavored to mitigate this risk by entering into a four‑year pay-fixed, receive-floating (1-month CME Term SOFR) interest rate swap arrangement in March 2023. The swap has a notional amount of $250.0 million for the period beginning April 1, 2023 and ending on April 1, 2027. Under the terms of the interest rate swap, we pay a fixed rate of 3.49% against the first interest payments of a portion of our Term SOFR-based debt and receive floating 1-month CME Term SOFR during the swap period. Although we have taken measures to mitigate our risk to interest rate increases, our swap instruments may not be wholly effective in mitigating this risk or otherwise provide an effective hedge against all interest rate volatility. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Risks, in our Annual Report on Form 10-K for the fiscal year ended December 29, 2025 for further information.

Servicing our debt requires a significant amount of cash and we may not be able to generate sufficient cash to service all of our debt and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

Based on certain parameters defined in the Third Amended and Restated Credit Agreement, including a Consolidated First Lien Leverage Ratio, we may be required to make an additional principal payment on an annual basis if our Consolidated First Lien Leverage Ratio is greater than 2.00:1.00.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund planned capital expenditures and expansion efforts depends on our ability to generate cash in the future and our financial condition and operating performance.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional capital (which could include obtaining additional equity capital on terms that may be onerous or highly dilutive), or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Additionally, the Third Amended and Restated Credit Agreement, the indentures governing the Senior Notes due 2029 and Senior Notes due 2034, and other debt instruments restrict our ability to effect such alternative measures to repay other indebtedness when it becomes due.

We conduct certain of our operations through our subsidiaries, and repayment of our indebtedness may be dependent on their generation of cash flow and ability to make such cash available to us. Our subsidiaries do not have any obligation to, and may not be able or permitted to, pay amounts due on our indebtedness unless they are guarantors of our indebtedness. While the Third Amended and Restated Credit Agreement, the indentures governing the Senior Notes due 2029 and Senior Notes due 2034, and other debt instruments limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. Additionally, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and holders of the Senior Notes due 2029 or of the Senior Notes due 2034 could declare all outstanding principal and interest to be due and payable, the lenders under the RCF, Incremental Facilities, and Amended Term Loan Facility, could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

There have been no other material changes in our risk factors as previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 29, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 8, 2025, our Board of Directors authorized the 2025 Share Repurchase Program, under which we may repurchase up to $100.0 million in value of our outstanding shares of common stock from time to time through May 7, 2027. We did not repurchase any shares of our common stock during the quarter ended September 28, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 28, 2026, our directors and/or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below.

Name and Title	Action	Adoption / Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold	Expiration Date
Daniel L. Boehle (Executive Vice President and CFO)	Termination	August 26, 2026	X		Indeterminable (3)	(4)
Thomas Clapprood (President, Aerospace and Defense Interconnect Solutions Business Unit)	Termination	August 26, 2026	X		Indeterminable (3)	(4)
Robert Farrell (President, Communication and Computing Business Unit)	Termination	August 26, 2026	X		Indeterminable (3)	(4)
Gregory Fortier (Senior Vice President, Integrated Electronics Business Unit)	Termination	August 26, 2026	X		Indeterminable (3)	(4)
Catherine A. Gridley (Executive Vice President and President, Aerospace and Defense Sector)	Termination	August 27, 2026	X		Indeterminable (3)	(4)
Catherine A. Gridley (Executive Vice President and President, Aerospace and Defense Sector)	Adoption	August 13, 2026	X		Up to 16,234	August 13, 2027
Shawn Powers (Executive Vice President and Chief Human Resources Officer)	Termination	August 26, 2026	X		Indeterminable (3)	(4)
Shawn Powers (Executive Vice President and Chief Human Resources Officer)	Adoption	August 31, 2026	X		Up to 11,000	August 30, 2027
Edwin Roks (President, CEO, and Director)	Termination	August 26, 2026	X		Indeterminable (3)	(4)
Liz Romo (Chief Accounting Officer)	Termination	August 26, 2026	X		Indeterminable (3)	(4)
Douglas L. Soder (Executive Vice President and President, Commercial Sector)	Termination	August 26, 2026	X		Indeterminable (3)	(4)
Douglas L. Soder (Executive Vice President and President, Commercial Sector)	Adoption	August 25, 2026	X		Up to 29,413	June 21, 2027

Name and Title	Action	Adoption / Termination Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Number of Shares of Common Stock to be Sold	Expiration Date
James P. Walsh (Chief Operating Officer)	Termination	August 26, 2026	X		Indeterminable (3)	(4)
Daniel J. Weber (Executive Vice President, Chief Legal Officer and Secretary)	Termination	August 26, 2026	X		Indeterminable (3)	(4)
Daniel J. Weber (Executive Vice President, Chief Legal Officer and Secretary)	Adoption	August 31, 2026	X		Up to 24,000	August 30, 2027

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
(4)
The duration of the trading arrangement was perpetual; provided, that the trading arrangement would expire if the officer terminated the trading arrangement in compliance with Rule 10b5-1 and Company policy, or upon certain other events outside of the officer’s control including, but not limited to, extraordinary corporate transactions or bankruptcy.

Item 6. Exhibits

Exhibit		Filed/Furnished	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	File Number	Exhibit	Filing Date

2.1*	Securities Purchase Agreement dated as of August 15, 2026, by and among EDS Intermediate Holding, LLC, EDS TopCo, LP, TTM Technologies North America, LLC, and TTM Technologies, Inc.		8-K	000-31285	2.1	August 17, 2026

4.1	Indenture dated as of September 24, 2026, by and among the Company, the Guarantors named therein, and U.S. Bank Trust Company, National Association, as Trustee		8-K	000-31285	4.1	September 24, 2026

4.2	Form of 6.750% Senior Notes due 2034 (included as exhibits to the Indenture filed as Exhibit 4.1)		8-K	000-31285	4.2	September 24, 2026

10.1*	Commitment Letter, dated as of August 15, 2026, by and among TTM Technologies, Inc., JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc. and Bank of America, N.A.		8-K	000-31285	10.1	August 17, 2026

10.2	Third Amended and Restated Credit Agreement, dated as of September 30, 2026, by and among TTM Technologies, Inc., as Borrower, the foreign subsidiary borrowers party thereto, any designated borrowers party thereto, the several Lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.		8-K	000-31285	10.1	September 30, 2026

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

TTM Technologies, Inc.

/s/ Daniel L. Boehle

Dated: October 28, 2026	Daniel L. Boehle
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and duly authorized signatory)